Form 10-K
period 1994-01-29
EDISON BROTHERS STORES INC
filed 1994-04-28
CIK 31575

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                           FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended    January 29, 1994


                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 /NO FEE REQUIRED/

     For the transition period from                              to



Commission file number 1-1394

                        EDISON BROTHERS STORES, INC.
                 (Exact name of registrant as specified in its charter)
        Delaware                                          43-0254900
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                        Identification No.)

501 N. Broadway, St. Louis, Missouri                        63102
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (314) 331-6000

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
  Title of each class                               on which registered
Common Stock, par value $1 per share               New York Stock Exchange
Common Stock Purchase Rights                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                        None
                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /



The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 1994:

                 Common Stock, $1 par value - $645,852,615

It is assumed for purposes of this calculation that the registrant has no "affiliates". Information as to the shareholdings of directors of the registrant is provided in the proxy statement for the 1994 annual meeting of stockholders.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 13, 1994:

                   Common Stock, $1 par value - 21,986,472 shares


DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to stockholders for the fiscal year ended January 29, 1994 ("1993 Annual Report") are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the 1994 annual stockholders meeting are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

Edison Brothers Stores, Inc. (the "Company") owns and operates chains of specialty stores in all fifty of the United States, Puerto Rico, the Virgin Islands, and Mexico. The Company conducts its operations through subsidiaries and divisions in two principal business segments: apparel and footwear. See Note 4 of Notes to Consolidated Financial Statements in the 1993 Annual Report for information with respect to the total assets and the contribution to net sales and earnings from operations of the Company's principal business segments. Both the apparel and the footwear segments feature primarily private label merchandise in the moderate price range. The stores operated by the Company are located primarily in shopping malls. During 1993 the Company opened 207 stores including 96 acquired by purchase, and closed 128 stores. A brief description of the Company's chains follows.

Apparel Segment

Edison Brothers' men's apparel chains and other operations include
J. Riggings, JW/Jeans West, Zeidler & Zeidler/Webster, Oaktree, Coda, Repp, Ltd. Big & Tall, and Phoenix catalog operations. The women's-wear chains include 5-7-9 Shops and Spirale.

J. Riggings, the Company's profit leader over the past four years, focuses on providing updated traditional apparel to a broad age group of 16 to 40 year-old men. Its mainstream merchandise and classic store design are targeted at a more conservative customer. J. Riggings operated 476 stores at the end of fiscal 1993.

The JW/Jeans West (JW) chain had 450 stores at the end of fiscal 1993. JW stores are generally smaller than stores in the Company's other menswear chains and are designed to maximize the amount of apparel displayed on the sales floor. This chain targets young men in the 14 to 25 year-old age group.

The Zeidler & Zeidler/Webster (Zeidler & Zeidler) store group markets upscale contemporary clothing for men. New stores being opened by this group are using the Zeidler & Zeidler name. Zeidler & Zeidler had 164 stores at the end of fiscal 1993.

Oaktree offers a mix of sportswear for 18 to 29 year-old men. Its larger store size accommodates Oaktree's presentation on custom fixtures in a modern setting. Oaktree operated 306 stores at the end of fiscal 1993.

Coda presents branded and private label current fashion to 18 to 29 year-old men. Coda's larger stores utilize a variety of merchandising techniques, including visual displays and advanced sound systems. At the end of fiscal 1993 Coda operated 42 stores.

Repp, Ltd. Big & Tall (Repp) is a chain of 147 big and tall mens stores. Repp markets sportswear and clothing to men who are 6 foot 3 inches or taller or have a 44 inch or larger waist.

Phoenix Big & Tall is a catalog operation that markets sportswear and clothing to big and tall men.

5-7-9 Shops primarily markets sportswear, dresses and coordinates to the small size junior customer. 5-7-9 Shops operated 388 stores at the end of fiscal 1993.

Spirale offers adaptations of teen fashion looks in sizes 6 to 14 for girls. Spirale operated 5 stores at the end of fiscal 1993.


Footwear Segment

The Company's footwear chains include Bakers/Leeds, Precis, The Wild Pair, and Sacha London.

The Bakers/Leeds stores, which are operated as a single chain, form the company's second largest chain with 457 stores at the end of fiscal 1993. Bakers/Leeds offers popularly-priced fashion shoes to women and teenage girls.

Precis offers fashion footwear and accessories at reasonable prices in a very high-style setting. Precis operated 28 stores at the end of fiscal 1993.

The Wild Pair offers advanced shoe fashion for young women and men and a selection of trend setting accessories. The Wild Pair operated 252 stores at the end of fiscal 1993.

Sacha London markets advanced shoe fashion to customers in urban areas. This chain operated 14 stores at the end of fiscal 1993.


Entertainment

Edison Brothers Entertainment (EBE) includes Time-Out, Space Port, Party Zone and Exhilarama family entertainment centers, Dave & Buster's restaurant/entertainment complexes and Horizon, which is involved with the development of new entertainment technologies, including VirtualityTM, a virtual reality entertainment system. Horizon markets high tech interactive attractions to the corporate event market and other chains in the Entertainment division.

Edison Brothers Mall Entertainment operated 128 primarily mall-based Time-Out, Space Port, and Party Zone family amusement centers and 5 larger mall-based family entertainment centers at the end of fiscal 1993. The centers are located throughout the United States and Puerto Rico. Dave & Buster's operated 4 restaurant/entertainment complexes located in Texas and Georgia at the end of fiscal 1993 and has recently opened a new unit in Philadelphia, Pennsylvania.

Additional information related to this item is set forth under the captions "To Our Shareholders" and under "Note 4: Business Segments" of the Notes to Consolidated Financial Statements in the 1993 Annual Report. Such information is incorporated herein by reference.

Operations and Data Processing

The specialty retailing business is subject to fluctuations resulting from changes in customer preferences dictated by fashion and season. This is especially true for stores emphasizing fashion over classic basics. In addition, merchandise usually must be ordered a significant time in advance of the season and sometimes before fashion trends are evidenced by customer purchases. It has been the general practice of the Company and other apparel retailers to build up inventory levels prior to peak selling seasons, which further increases the vulnerability of the Company to demand and pricing shifts and to errors in selection and timing of the purchases of merchandise. However, the Company found that the rate of change in fashion trends slowed in late 1991 and during 1992. As a result, the Company began ordering and receiving subsequent-season merchandise earlier in 1992 than had been the case in previous years. In 1993, a lack of fashion direction in a weak retail environment led the Company to lower inventory levels.

Substantially all of the Company's merchandise information, accounting, and financial control systems are operated centrally from the Company's headquarters in St. Louis, Missouri. Daily polling of activity from the point-of-sale registers in each store provides current data for updated sales, merchandise, and bank activity reporting. Integration of this data with the Company's merchandise system enables each chain's team of merchandise controllers and distributors to monitor performance and replenish and control inventory.

The Company must carry large amounts of inventory to meet the rapid delivery requirements of its stores. The Company operates four main distribution centers located in St. Louis and Washington, Missouri; Rialto, California; and Rome, Georgia. The centers are receiving points for merchandise from foreign and domestic suppliers and coordinate distribution of individual shipments via common carrier to the stores serviced by the center.


Purchasing

The Company purchases merchandise from many foreign and domestic suppliers. The Company has no long-term purchase commitments with any of its suppliers, and is not dependent on any one supplier. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases, quota limitations and any other foreign development that could cause a disruption of supply. The Company opened international buying offices in Taiwan in 1987; in Hong Kong in 1989; in Shanghai and Dalian, China and Indonesia in 1991; and in Korea, Honduras, and the Philippines in 1993, giving it improved control over overseas sourcing.


The Company does not manufacture any merchandise, but it markets most of its merchandise under private labels. Each chain of stores maintains a staff of buyers, and buying decisions are made at the chain level.

Competition

The apparel and footwear retailing industries are highly competitive. The Company's stores are in competition with numerous other independent retailers, department stores, mail order companies and discount and manufacturer's outlets, many of which have greater sales, assets and financial resources than the Company. Because the Company's stores are primarily in regional shopping malls, each faces several nearby competitors. In competing for customers, the Company emphasizes the fashion orientation of its merchandise, customer service, store appearance and price.

Employees

During fiscal 1993, the Company employed an average of 24,200 persons with approximately 22,200 of them engaged in retail operations at the store level (approximately 30% full-time and 70% part-time). In addition, a substantial number of temporary employees are hired during peak selling seasons. The Company believes its employee benefits package is competitive with those offered in the industry.

Seasonal Business

The Company experiences a significant peak in sales during the Christmas selling season. Sales during that season accounted for 17.3% of total sales during 1993.

The Company's inventory is generally increased significantly prior to this peak selling period. The increase may be financed in part by short-term bank loans and commercial paper borrowings.

Trademarks

The Company holds a number of trademarks covering its products. The Company believes that the loss of any of these trademarks would not have a material effect on the Company's business.


Item 2. PROPERTIES

Stores are located nationwide, and most are leased with initial terms generally from ten to twenty years. The rentals under most leases are based upon a percentage of sales with a provision for a minimum annual rental. Many of the leases provide for additional payments for real estate taxes and other items. The stores generally range in size from 1,300 to 3,000 square feet. The Company owns three locations containing its Dave & Buster's restaurant/entertainment complexes located in Texas and Georgia and leases one location in Texas and one location in Pennsylvania. The complexes range in size from 25,000 to 70,300 square feet.

The company-owned headquarters building in St. Louis, Missouri, was completed in 1985 and is the home office for all divisions. The building contains approximately 500,000 square feet, a portion of which the company leases to others. The Rialto, California distribution center is owned by the Company. The distribution centers in St. Louis and Washington, Missouri and in Rome, Georgia are operated under long term lease arrangements. The Rialto, Washington, and Rome centers service primarily the apparel segment while St. Louis services primarily the footwear segment. The company also operates a small distribution center in Georgia to service its catalog operations.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                      Position in the Company
     Name            Age            Title                          Term

Richard J. Allan     52   Executive Vice President-
                            Real Estate                         Since 1992
                          Vice President and Director of
                            Real Estate                          1989-1992
                          Vice President and Director of
                            Shopping Center Leasing              1988-1989

Lester D. Cherry     59   President of The Wild Pair            Since 1986
                          President and General Sales
                            Manager of The Wild Pair             1986-1989

Peter A. Edison      38   President of Edison Big & Tall        Since 1994
                          Executive Vice President-
                            Corporate Development               Since 1992
                          General Manager of Repp, Ltd.
                            Big & Tall                           1991-1994
                          Director                              Since 1990
                          Vice President - Corporate
                            Development                          1989-1992
                          Vice President of Edison Brothers
                            Shoe Stores                          1986-1989
                          President of Sacha London              1986-1990

Paul D. Eisen        39   President of Oaktree                  Since 1994
                          President and General Merchandise
                            Manager of Jeans West               Since 1989
                          Vice President and General
                            Merchandise Manager of Jeans West    1988-1989

Barbara A. Feiner    45   President of 5-7-9 Shops              Since 1991
                          Assistant Vice President and
                            Director of Administration
                            for Edison Menswear Group            1987-1991

Eric A. Freesmeier   41   Executive Vice President-
                            Human Resources                     Since 1992
                          Vice President-Human Resources         1986-1992

Michael H. Freund    54   Executive Vice President-
                            Administration                      Since 1992
                          Director                              Since 1984
                          Vice President - Administration        1982-1992

Andrew R. Halliday   38   President of Edison Brothers Mall
                            Entertainment                       Since 1990
                          Vice President and General Manager
                            of Sacha London                      1987-1990

Frank C. Juarez      44   President of Zeidler & Zeidler/
                            Webster                             Since 1994
                          President and General Merchandise
                            Manager of J. Riggings              Since 1990
                          Vice President and General
                            Merchandise Manager of J. Riggings   1989-1990

Roger L. Koehnecke   49   Executive Vice President and
                            Chief Information Officer           Since 1992
                          Vice President and Chief
                            Information Officer                  1988-1992

Harry A. Looks       41   President of Edison Brothers
                            Stores International, Inc.          Since 1989
                          General Manager of Fashion
                            Conspiracy                           1988-1992

Karl W. Michner      46   Director                              Since 1989
                          President of Edison Menswear Group    Since 1987

Alan D. Miller       41   President of Edison Footwear Group    Since 1993
                          Director                              Since 1992
                          President of Bakers/Leeds/Precis       1991-1993
                          President of 5-7-9 Shops               1987-1991

Andrew E. Newman     49   Chairman of the Board                 Since 1987
                          Director                              Since 1978

Alan A. Sachs        47   Executive Vice President and
                            General Counsel                     Since 1992
                          Vice President and General Counsel     1990-1992
                          Director                              Since 1990
                          Secretary                             Since 1987
                          Vice President-Law                     1985-1990

Martin Sneider       51   President                             Since 1987
                          Director                              Since 1978

Les Wagner           53   President of Bakers/Leeds             Since 1993
                          General Merchandise Manager of
                            Bakers/Leeds                        Since 1989
                          Real Estate Executive                  1988-1989


Lee G. Weeks         60   Executive Vice President and
                            Chief Financial Officer             Since 1992
                          Treasurer                             Since 1990
                          Vice President-Finance                 1985-1992
                          Director                              Since 1985

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

   Information required by Item 5 is contained in "Note 5: Common Stock" of the Notes to Consolidated Financial Statements and under the caption "Quarterly Information" in the 1993 Annual Report. Such information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

   Information required by Item 6 is contained under the caption "Five-Year Financial Summary" in the 1993 Annual Report. Such information is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information required by Item 7 is presented under the captions "To Our Shareholders" and "Management's Discussion and Analysis" in the 1993 Annual Report. Such information is incorporated herein by reference. In addition, the Company reported a comparable store sales decrease of 8.4% in 1993 and increases of 3.8% and .3% in 1992 and 1991, respectively.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information required by Item 8, as listed below, is included in the 1993 Annual Report. Such information is incorporated herein by reference.

   Consolidated Statements of Income - 1993, 1992, and 1991

   Consolidated Balance Sheets - 1993 and 1992 year-ends

   Consolidated Statements of Cash Flows - 1993, 1992, and 1991

   Consolidated Statements of Common Stockholders' Equity - 1993, 1992, and 1991

   Notes to Consolidated Financial Statements

   Quarterly Information


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding nominees for director as set forth under the caption "Election of Directors" in the proxy statement for the 1994 annual stockholders' meeting is incorporated by reference.

   Information regarding executive officers is included as Item 4a hereof.

   Information regarding the filing of reports required by Section 16(a) of the Securities Exchange Act as set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the 1994 annual stockholders' meeting is incorporated by reference.


Item 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation, except for the sections titled "Reports of the Compensation Committees" and "Stock Price Performance" as set forth under the caption "Executive Compensation", and information regarding compensation of directors under the caption "Election of Directors" in the proxy statement for the 1994 annual stockholders meeting is incorporated by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management as set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the 1994 annual stockholders meeting is incorporated by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There were no transactions to be reported under this item.


PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a) (3) Listing of exhibits:

  Exhibit No.                                                      Exhibit No.

     3(a)      Bylaws of the Company, as amended March 17, 1994.      Ex-3.a
     3(b)      The Company's Certificate of Incorporation, as
               amended June 28, 1990, was filed as an Exhibit to
               the Company's annual report on Form 10-K for the
               year ended February 2, 1991, and is incorporated
               herein by reference.

     4(a) Rights Agreement dated as of January 26, 1988, and amendments thereto dated November 30, 1989 and September 29, 1992, between Edison Brothers Stores,
               Inc. and Mellon Securities Trust Company, as Rights
               Agent, were filed as Exhibits to the Company's current reports on Form 8-K dated February 17, 1988,
               December 11, 1989, and October 28, 1992, respectively, and are incorporated herein by reference.

     4(b)      Note Agreements and Senior Notes, dated March 21,
               1993, between Edison Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 30, 1993, and are incorporated herein by reference.

     4(c)      Amendment Agreements, dated as of January 15, 1994,    Ex-4.c
               and February 1, 1994, amending the Note Agreements
               dated March 1, 1993 between Edison Brothers Stores,
               Inc. and a number of institutional lenders relating
               to $150 million of unsecured debt.

     4(d)      Loan Agreement and Senior Promissory Notes, dated
               November 15, 1990, between Edison Brothers Stores,
               Inc. and Metropolitan Life Insurance Company relating to $105 million of unsecured debt were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended February 2, 1991, and are incorporated herein by reference.


    4(e)       Amendment Agreement, dated as of January 25, 1994  ,   Ex-4.e
               amending the Loan Agreement and Senior Promissory
               Notes dated November 15, 1990 between Edison
               Brothers Stores, Inc. and Metropolitan Life
               Insurance Company relating to $105 million of
               unsecured debt.

    10(a)      Form of Indemnification Agreement between the
               Company and each of its directors was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 3, 1987, and is incorporated herein by reference.

    10(b) Form of Termination Agreement entered into by the Company with Andrew E. Newman, Chairman of the
               Board, and Martin Sneider, President of the Company, was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended February 3, 1990, and is incorporated herein by reference.

    10(c) Form of Termination Agreement entered into by the Company with other executive officers of the Company was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended February 3, 1990, and is incorporated herein by reference.

    10(d)      The Edison Brothers Stores, Inc. 1992 Stock Option     Ex-10.d
               Plan, as amended March 3, 1994.

    10(e)      The Edison Brothers Stores, Inc. 1986 Stock Option     Ex-10.e
               Plan, as amended April 27, 1987 and March 3, 1994.

    10(f)      The Edison Brothers Stores, Inc. 1982 Incentive
               Stock Option Plan, as amended effective October 25,
               1983, January 28, 1986 and March 3, 1986, is
               incorporated by reference from the Company's
               Registration Statement on Form S-8 (No. 2-84838) filed with the Commission.

    10(g) Non-Qualified Retirement Plan for Outside Directors is described under the caption "Election of Directors" in the proxy statement for the Company's
               1994 Annual stockholders meeting, which description is incorporated herein by reference.

    11         Computation of per share earnings                      Ex-11

    13         1993 Annual Report to Stockholders                     Ex-13

    22         Subsidiaries                                           Ex-22

    23         Consent of Independent Auditors                        Ex-23

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)


    (b)        There were no reports on Form 8-K filed during the quarter.

    (c)        Exhibits:

                  The response to this portion of Item 14 is submitted as a separate section of this report.

    (d)        Financial statement schedules:

                  The response to this portion of Item 14 is submitted as a separate section of this report.



  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       EDISON BROTHERS STORES, INC.
                               (Registrant)

By    /s/    Andrew E. Newman   4/15/94    By  /s/  Martin Sneider   4/15/94
        Chairman of the Board   (date)              President        (date)

By   /s/Norman Gold       4/19/94      By /s/Lee G. Weeks            4/18/94
Vice President and        (date)       Executive Vice President and  (date)
Corporate Controller                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on the dates indicated.


By /s/ Julian I. Edison       4/19/94  By /s/ Peter A. Edison      4/15/94
                              (date)                               (date)

By      Jane Evans            (date)  By /s/ Michael H. Freund     4/15/94
        See Page 14a                                               (date)


By /s/ Karl W. Michner        4/15/94  By /s/ Alan D. Miller       4/15/94
                              (date)                               (date)


By /s/ Andrew E. Newman       4/15/94  By /s/ Eric P. Newman       4/15/94
                              (date)                               (date)


By /s/ Alan A. Sachs          4/15/94  By  Craig D. Schnuck        (date)
                              (date)       See page 14b

By /s/ Martin Sneider         4/15/94  By  Robert W. Staley        (date)
                              (date)       See page 14c

By /s/ Lee G. Weeks           4/18/94
                              (date)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.



                                      By /s/  Jane Evans    4/16/94
                                                            (date)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.

                                     By /s/ Craig D. Schnuck  4/16/94
                                                              (date)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.

                                                              4/18/94
                                     By /s/ Robert W. Staley  (date)


                              ANNUAL REPORT ON FORM 10-K

                        ITEM 14(a) (1) and (2) and ITEM 14(d)

                FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED JANUARY 29, 1994

                             EDISON BROTHERS STORES, INC.

                                 ST. LOUIS, MISSOURI



FORM 10-K - ITEM 14(a) (1) and (2)

EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of Edison Brothers Stores, Inc. and subsidiaries, included in the 1993 annual report of the registrant to its stockholders, are incorporated by reference in Item 8:

          Consolidated Statements of Income - 1993, 1992, and 1991

          Consolidated Balance Sheets - 1993 and 1992 year-ends

          Consolidated Statements of Cash Flows - 1993, 1992, and 1991

          Consolidated Statements of Common Stockholders' Equity - 1993, 1992, and 1991

          Notes to consolidated financial statements

The following consolidated financial statement schedules of Edison Brothers Stores, Inc. and subsidiaries are included in Item 14(d):

          Schedule II - Amounts receivable from related parties and
                        underwriters, promoters, and employees other than related parties

          Schedule V -  Property, plant, and equipment

          Schedule VI - Accumulated depreciation and amortization of property, plant, and equipment

          Schedule VIII - Valuation and qualifying accounts

          Schedule IX - Short-term borrowings

          Schedule X -  Supplementary income statement information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Individual financial statements of the registrant have been omitted as the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities, and indebtedness of subsidiaries which is collateralized by the registrant by guarantee, pledge, assignment, or otherwise) exceed five percent of the total assets as shown by the most recent year-end consolidated balance sheet.


SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES
 Col. A            Col. B     Col. C          Col. D             Col. E
                                            Deductions       Balance at end
                                                     (2)        of period
                  Balance at                 (1)     Amounts              (2)
                  beginning                Amounts   written    (1)       Not
Name of debtor    of period     Additions  collected    off    Current   Current
Current

YEAR ENDED
JANUARY 29, 1994:
David O. Corriveau
(employee)  <FA>    $403,547   $ 10,266                                  $413,813

James W. Corley
(employee)  <FB>    $348,579   $  7,564                                  $356,143


YEAR ENDED
JANUARY 30, 1993:
David O. Corriveau
(employee)  <FA>    $389,542   $ 14,005                                  $403,547

James W. Corley
(employee)  <FB>    $339,542   $  9,037                                  $348,579

YEAR ENDED
FEBRUARY 1, 1992:
David O. Corriveau
(employee)  <FA>    $328,843   $ 60,699                                  $389,542

James W. Corley
(employee)  <FB>    $328,843   $ 10,699                                  $339,542


Notes
<FA> Represents a non-interest bearing advance of $175,000 and loans of
     $140,000 and $50,000 bearing interest at the Applicable Federal Rate plus accrued interest thereon. The advance and $140,000 loan are repayable in accordance with incentive agreements with the employee. The $50,000 loan is repayable in accordance with a loan agreement with the employee.

<FB> Represents a non-interest bearing advance of $175,000 and a loan of
     $140,000 bearing interest at the Applicable Federal Rate plus accrued interest thereon. The advance and loan are repayable in accordance with incentive agreements with the employee.



SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES

YEAR ENDED JANUARY 29, 1994
        Col. A            Col. B       Col. C        Col. E       Col. F

                          Balance at                              Balance at
                           beginning   Additions   Other changes    end of
Classification <fa>        of period    at cost       (deduct)      period

                                                (In millions)
Property and equipment:

  Land                        $ 11.2                $  (.1)<fc>     $ 11.1
  Buildings                     70.8    $   .2                        71.0

  Leasehold improvements       268.0      44.8       (16.7)<fc>      299.4
                                                       1.8 <fd>
                                                       1.5 <fe>
  Fixtures, equipment,
  games and rides              197.0      33.4       (11.5)<fc>      221.4
                                                       1.2 <fd>
                                                       1.3 <fe>

  Property held under
  capital leases,
  principally buildings          9.6                                   9.6

                              $556.6    $ 78.4<fb>  $(22.5)         $612.5

Column D ("Retirements") is inapplicable.


Notes
<fa>   Fixed asset estimated lives are as follows:  buildings, 25 to 50 years; leasehold improvements, 5 to 15 years; fixtures and equipment, 5 to 10 years; games and rides, 3 to 20 years; property held under capital leases, principally buildings, 20 to 50 years.
<fb>   Primarily additions for retail stores and store remodelings.
<fc>   Other disposals.
<fd>   Net transfer of assets in stores previously reserved for closing.
<fe>   Obtained through business acquisition or assets purchase.


See notes to consolidated financial statements.

SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES

YEAR ENDED JANUARY 30, 1993
          Col. A            Col. B       Col. C         Col. E       Col. F
                          Balance at                               Balance at
                           beginning    Additions   Other changes    end of
Classification <fa>        of period     at cost       (deduct)      period
                                             (In millions)
Property and equipment:
  Land                      $  9.5       $  1.7                       $ 11.2

  Buildings                   65.1          5.7                         70.8

  Leasehold improvements     248.0         40.8        $(14.7)<fc>     268.0
                                                          (.5)<fd>
                                                           .4 <fe>
                                                         (6.0)<ff>

  Fixtures and equipment     164.8         44.7          (9.7)<fc>     197.0
                                                          (.2)<fd>
                                                           .3 <fe>
                                                         (2.9)<ff>
   Property held under
   capital leases,
   principally buildings       9.6                                       9.6

                            $497.0        $92.9<fb>    $(33.3)        $556.6

Column D ("Retirements") is inapplicable.

Notes
<fa>Fixed asset estimated lives are as follows:  buildings, 25 to 50 years; leasehold improvements, 5 to 15 years; fixtures and equipment, 5 to 10 years; property held under capital leases, principally buildings, 20 to 50 years.
<fb>Primarily additions for retail stores and store remodelings.
<fc>Other disposals.
<fd>Net transfer and write-off of assets in stores previously and/or presently fully reserved for closing.
<fe>Obtained through business acquisition or assets purchase.
<ff>Assets sold to F.W. Woolworth Co.

See notes to consolidated financial statements.

SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

EDISON BROTHERS STORES, INC.
     AND SUBSIDIARIES

YEAR ENDED FEBRUARY 1, 1992
          Col. A            Col. B       Col. C         Col. E       Col. F

                          Balance at                               Balance at
                           beginning    Additions   Other changes    end of
Classification <fa>        of period     at cost       (deduct)      period
                                             (In millions)
Property and equipment:

  Land                      $  6.6       $  2.9                      $  9.5

  Buildings                   56.5          8.7        $  (.1)         65.1


  Leasehold improvements     222.4         33.2          (9.0)<fc>    248.0
                                                           .1 <fd>
                                                          1.1 <fe>
                                                           .2
  Fixtures and equipment     139.5         31.9          (6.8)<fc>    164.8
                                                          (.2)<fd>
                                                           .5 <fe>
                                                          (.1)

  Property held under
  capital leases,
  principally buildings        9.6                                      9.6

                            $434.6       $ 76.7<fb>    $(14.3)       $497.0

Column D ("Retirements") is inapplicable.

Notes
<fa>Fixed asset estimated lives are as follows: buildings, 25 to 50 years;
    leasehold improvements, 5 to 15 years; fixtures and equipment, 5 to 10 years; property held under capital leases, principally buildings, 20 to 50 years.
<fb>Primarily additions for retail stores and store remodelings.
<fc>Other disposals.
<fd>Net transfer and write-off of assets in stores previously and/or presently fully reserved for closing.
<fe>Obtained through business acquisition or assets purchase.


See notes to consolidated financial statements.

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
              PROPERTY, PLANT, AND EQUIPMENT

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES

YEAR ENDED JANUARY 29, 1994
          Col. A            Col. B       Col. C         Col. E       Col. F
                                        Additions
                          Balance at    charged to                 Balance at
                           beginning    costs and   Other changes    end of
Description                of period     expenses      (deduct)      period
                                             (In millions)
Property and equipment:

  Buildings                 $  9.1        $ 1.6                      $ 10.7
  Leasehold improvements     119.2         27.5       $(12.0)<fa>     135.3
                                                          .6 <fb>
  Fixtures, equipment,
  games and rides             88.4         25.2         (8.1)<fa>     106.3
                                                          .8 <fb>
  Property held under
  capital leases,
  principally buildings        6.1           .3                         6.4

                            $222.8        $54.6       $(18.7)        $258.7

Column D ("Retirements") is inapplicable.

Notes
<fa>Other disposals.
<fb>Net transfer of accumulated depreciation applicable to assets in stores previously reserved for closing.

See notes to consolidated financial statements.

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
  OF PROPERTY, PLANT, AND EQUIPMENT

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES

YEAR ENDED JANUARY 30, 1993
          Col. A            Col. B     Col. C         Col. E        Col. F
                                      Additions
                          Balance at  charged to                   Balance at
                           beginning  costs and     Other changes    end of
Description                of period   expenses        (deduct)      period
                                              (In millions)
Property and equipment:
  Buildings                 $  7.8      $ 1.3                        $  9.1

  Leasehold improvements     106.1       26.4        $(11.0)<fa>      119.2
                                                        (.2)<fb>
                                                       (2.1)<fc>


  Fixtures and equipment      74.2       21.9          (6.4)<fa>       88.4
                                                        (.2)<fb>
                                                       (1.1)<fc>

  Property held under
  capital leases,
  principally buildings        5.9         .2                           6.1

                            $194.0      $49.8        $(21.0)         $222.8

Column D ("Retirements") is inapplicable.

Notes
<fa>Other disposals.
<fb>Net transfer and write-off of accumulated depreciation applicable to assets in stores previously and/or presently fully reserved for closing.
<fc>Assets sold to F.W. Woolworth Co.

See notes to consolidated financial statements.

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
  OF PROPERTY, PLANT, AND EQUIPMENT

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES

YEAR ENDED FEBRUARY 1, 1992
          Col. A            Col. B     Col. C          Col. E        Col. F
                                      Additions
                          Balance at  charged to                   Balance at
                           beginning  costs and     Other changes    end of
Description                of period   expenses       (deduct)       period
                                             (In millions)
Property and equipment:
  Buildings                 $  6.5      $ 1.4          $  (.1)       $  7.8

  Leasehold improvements      86.8       24.7            (6.7)<fa>    106.1
                                                          1.0 <fb>
                                                           .3
  Fixtures and equipment      59.2       19.0            (4.1)<fa>     74.2
                                                           .3 <fb>
                                                          (.2)
  Property held under
  capital leases,
  principally buildings        5.5         .4                           5.9

                            $158.0      $45.5          $ (9.5)       $194.0

Column D ("Retirements") is inapplicable.

Notes
<fa>Other disposals.
<fb>Net transfer and write-off of accumulated depreciation applicable to assets in stores previously and/or presently fully reserved for closing.

See notes to consolidated financial statements.

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

EDISON BROTHERS STORES, INC
 AND SUBSIDIARIES


 Col. A              Col. B            Col. C         Col. D          Col. E
                                      Additions
                                  (1)          (2)
                                           Charged
                      Balance    Charged     to                       Balance
                        at         to       other      Additions        at
                     beginning  costs and  accounts-  (Deductions)-   end of
Description          of period  expenses   describe     describe      period
                                    (In Millions)

YEAR ENDED
FEBRUARY 1, 1992
Store closing and
Fashion
Conspiracy/Gussini
phaseout reserves     $11.8     $(1.3)<fa>             $ (.2)<fb>      $3.7<fg>

                                                        (4.0)<fc>
                                                         (.7)<fd>
                                                        (1.9)<fe>

Foxmoor stores
conversion reserve      1.0       (.3)<fa>               (.3)<fc>         0
                                                         (.4)<fe>

Acquisition
related reserves        6.7                             (1.3)<fa>       4.2<fh>
                                                         (.9)<fc>
                                                         (.8)<fe>
                                                          .5 <ff>

Notes
<fa>Adjustment to reserve based on current evaluation of costs to be incurred during phase out of remaining operations or conversions to other operations.
<fb>Write-off of fixed assets.
<fc>Operating losses incurred by reserved properties and entities.
<fd>Reduction of divisional current liabilities reclassified to reserve.
<fe>Miscellaneous costs and losses incurred.
<ff>In connection with the 1991 acquisition, a reserve was provided for the operating results and costs to close poorly performing locations acquired and relocation of operations.
<fg>$1.6 of the reserve is included in the line item "Other current liabilities" on the 1991 year-end consolidated balance sheet. The remaining $2.1 of the reserve is included in the line entitled "Other Liabilities" on the 1991 year-end consolidated balance sheet.
<fh>$1.7 of the reserve is included in the line item "Other current liabilities" on the 1991 year-end consolidated balance sheet. The remaining $2.5 of the reserve is included in the line entitled "Other Liabilities" on the 1991 year-end consolidated balance sheet.
<fi>Schedule VIII is not presented for fiscal years 1993 and 1992 as the amounts involved are not material.

See notes to consolidated financial statements.

SCHEDULE IX - SHORT-TERM BORROWINGS

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES

 Col. A               Col. B      Col. C    Col. D      Col. E       Col. F
                                                                     Weighted
                                            Maximum     Average      Average
                                  Weighted  Amount      Amount       Interest
  Category of         Balance     Average   outstanding outstanding  rate
aggregate short-      at end      Interest  during the  during the   during the
term borrowings       of period   Rate      period      period <fc>  period <fd>
                                                   (In Millions)
YEAR ENDED
JANUARY 29, 1994:
Commercial Paper <fa> $44.8       3.2%      $105.2      $44.5        3.3%
Bank Borrowings  <fb>                         87.8       46.2        3.3

YEAR ENDED
JANUARY 30, 1993:
Commercial Paper <fa> $61.3<fe>   3.7%      $101.8      $52.8        3.8%
Bank Borrowings  <fb>  31.5<fe>   3.8        118.0       61.9        3.8

YEAR ENDED
FEBRUARY 1, 1992:
Commercial Paper <fa> $18.3       4.4%      $ 76.1      $31.1        5.8%
Bank Borrowings  <fb>  11.5       4.6         92.4       27.1        5.6

Notes
<fa>Commercial paper maturities varied with a maximum of 61 days in 1993,
    100 days in 1992, and 61 days in 1991 from date of issue with no provisions for extensions.
<fb>Bank borrowing maturities varied with a maximum of 43 days in 1993, 99 days in 1992, and 35 days in 1991 with no provisions for extensions.
<fc>The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 360 days.
<fd>The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.
<fe>$75.0 of total short-term borrowings were reclassified to long-term debt in the 1992 consolidated balance sheet.

See notes to consolidated financial statements.

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

EDISON BROTHERS STORES, INC.
  AND SUBSIDIARIES
  Col. A                                         Col. B
                                      Charged to costs and expenses
                             Year Ended        Year Ended        Year Ended
    Item                  January 29, 1994  January 30, 1993  February 1, 1992
                                             (In Millions)
1.  Maintenance and
    repairs                     $14.6             $15.1            $14.2

  Items other than the above have been excluded because they are either not applicable, are less than 1% of total sales, or are furnished in the consolidated statement of income or in a note thereto.

  See notes to consolidated financial statements.