Form 10-Q
period 1994-04-30
EDISON BROTHERS STORES INC
filed 1994-06-10
CIK 31575

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended    April 30, 1994

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


                                  Not applicable
                  Former name, former address and former fiscal year,
                              if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

               Common Stock, $1 par value - 21,993,384

EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                                       INDEX

                                                                 Page No.
Part I.    Financial Information


       Condensed Consolidated Balance Sheets as of
          April 30, 1994; January 29, 1994; and
          May 1, 1993                                            1



         Condensed Consolidated Statements of Income for
            the 13 weeks ended April 30, 1994 and
            for the 13 weeks ended May 1, 1993                   2



         Condensed Consolidated Statements of Cash Flows
            for the 13 weeks ended April 30, 1994 and for the
            13 weeks ended May 1, 1993                           3



         Notes to Condensed Consolidated
            Financial Statements                                 4



         Management's Discussion and Analysis                    6



Part II.   Other Information                                     8



Signatures                                                       8




                      PART I  FINANCIAL INFORMATION

                EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                         April 30,  January 29,   May 1,
                                           1994        1994        1993
                                                   (In Millions)


 Current Assets:
   Cash and short-term investments        $ 35.6     $ 32.6      $ 81.1
   Merchandise inventories                 333.8      295.0       353.3
   Prepaid expenses                         11.7        9.4         9.8
   Deferred income taxes                    19.4       17.4        13.4
   Other current assets                     11.9       12.5         6.8
     Total Current Assets                  412.4      366.9       464.4


 Property and Equipment, net               351.7      353.8       340.2
 Intangible Assets, net                     99.9      102.4        77.2
 Prepaid Pension Expense                    36.7       36.2        34.7
 Other Assets                               14.4       13.8         8.8
     Total Assets                         $915.1     $873.1      $925.3


 LIABILITIES AND COMMON
   STOCKHOLDERS' EQUITY

 Current Liabilities:
   Notes payable and commercial paper     $ 91.3     $ 44.8      $ 39.0
   Current portion of long-term debt        35.1       35.1        75.1
   Accounts payable, trade                  74.7       72.2        59.0
   Income taxes                                                     1.1
   Other current liabilities                67.2       69.3        61.3
     Total Current Liabilities             268.3      221.4       235.5

 Long-Term Debt                            158.7      159.2       194.3
 Postretirement Benefits                    39.0       38.8        38.1
 Other Liabilities                          32.7       31.9        30.3
 Deferred Income Taxes                       9.8       10.0         7.1

 Common Stockholders' Equity:
   Common stock, par value $1               22.0       22.0        22.0
   Capital in excess of par value           76.0       75.6        78.3
   Retained earnings                       310.0      314.5       319.7
   Foreign currency translation
    adjustment and other                    (1.4)       (.3)
     Total Common Stockholders' Equity     406.6      411.8       420.0
     Total Liabilities and Equity         $915.1     $873.1      $925.3

See notes to condensed consolidated financial statements.


                EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    13 Weeks Ended         13 Weeks Ended
                                        April 30,               May 1,
                                          1994                   1993
                                      (In millions, except per share data)

 Net Sales                              $  326.7              $  329.2

 Cost of goods sold, occupancy
   and buying expenses                     212.9                 212.7
 Store operating and
   administrative expenses                  87.8                  84.9
 Depreciation and amortization              17.6                  16.5
 Interest expense, net                       4.9                   4.2
    Total Costs and Expenses               323.2                 318.3

 Income before income taxes                  3.5                  10.9
 Provision for income taxes                  1.3                   4.0
 Net Income                             $    2.2              $    6.9

 Per Common Share:
   Net Income                           $    .10              $    .31

   Cash dividends declared              $    .31              $    .31

 Weighted average common shares
   outstanding (in thousands)             21,987                22,016

See notes to condensed consolidated financial statements.

                EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     13 Weeks Ended
                                                April 30,      May 1,
                                                  1994          1993
                                                    (In Millions)
Cash Flows from Operating Activities:
     Net Income                                  $  2.2        $   6.9
      Adjustments to reconcile net income to
        net cash provided (used) by operating
        activities:
         Depreciation and amortization             17.6           16.5
         Deferred income taxes                       .1            (.2)
         Change in assets and liabilities
           net of effects from acquisitions:
             Merchandise inventories              (38.4)         (11.7)
             Other assets                          (2.0)          (1.4)
             Accounts payable, accrued
              expenses and other liabilities       (1.7)         (22.4)
         Other                                      1.4            1.5
     Total Operating Activities                   (20.8)         (10.8)

Cash Flows from Investing Activities:
  Net payments for businesses and assets
   net of cash acquired                            (1.4)
  Capital expenditures                            (13.6)         (21.6)
  Other                                              .2            (.8)
  Total Investing Activities                      (14.8)         (22.4)

Cash Flows from Financing Activities:
  Principal payments of long-term debt              (.5)           (.1)
  Short-term borrowings                            46.5          (53.8)
  Common stock dividends                           (6.8)          (6.8)
  Proceeds from long-term debt issuance                          150.0
  Other                                             (.6)           1.6
  Total Financing Activities                       38.6           90.9

Cash Provided                                       3.0           57.7
Beginning cash and short-term investments          32.6           23.4

Ending cash and short-term investments           $ 35.6        $  81.1


See notes to condensed consolidated financial statements.


               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the annual financial statements, including the notes thereto, included in the company's Annual Report to Stockholders for the year ended January 29, 1994. In the opinion of the company, all adjustments have been made to present fairly the financial position and the results of operations for the unaudited interim periods. Unless otherwise indicated, all such adjustments are of a normal recurring nature. Certain prior year items have been reclassified to conform to the current year presentation.

2. Interim operating results are not necessarily indicative of those for a full fiscal year because of the seasonal nature of the business.

3. Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the stock option plans would have no material dilutive effect on earnings per common share.

4. Common stock shares authorized total 100,000,000; 27,554,116 shares are issued of which 5,560,732 shares are being held in the company's treasury and 21,993,384 shares are outstanding.

5.     Property and equipment, net is composed of the following:
                                     April 30,  January 29,   May 1,
                                       1994         1994       1993
                                               (In millions)


  Cost                                $620.1      $612.5     $570.9
  Accumulated depreciation and
    amortization                      (268.4)     (258.7)    (230.7)
  Net book value                      $351.7      $353.8     $340.2

6.     Intangible assets, net is composed of the following:
                                     April 30,  January 29,   May 1,
                                       1994         1994       1993
                                               (In millions)
  Cost                                $145.6      $145.2     $115.3
  Accumulated amortization             (45.7)      (42.8)     (38.1)
  Net book value                      $ 99.9      $102.4     $ 77.2

7. The company's financing agreements contain certain restrictions including limitations on dividend payments and the company's acquisition of its capital stock. At April 30, 1994 retained earnings of $101.2 million were free of the most restrictive of these limitations.

8. In accordance with Financial Accounting Standards Board Technical Bulletin 85-3, the company accrues noncash rent expense for leases with scheduled increases in minimum lease payments such that minimum rent expense is recognized on a straight-line basis over the lease term. Minimum rent expense accrued in excess of cash rent payments was $.4 million and $.9 million for the 13 weeks ended April 30, 1994 and May 1, 1993, respectively.


               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS


Financial Condition
Cash and short-term investments decreased between first quarter and year-end 1993 as proceeds from a March 1993 sale of senior notes were applied to other maturing debt during the last quarter of 1993. The company reduced its merchandise inventories over the same period as it responded to an anticipated weak retail environment during the fall 1993 season. During the first quarter of 1994 the reduced inventories were increased in selected chains for the spring season. The restocking program was still in progress as the quarter ended, with the resumption of greater buying activity accounting for most of the increase in trade payables in first quarter 1994 compared to first quarter 1993. The company continued to tightly control discretionary capital expenditures in the first quarter, as had been done during the fall of 1993. First quarter expenditures decreased by 37.0% in 1994 compared to the same period of 1993. The acquisitions of 1993 accounted for the increase in intangible assets between first quarter and year-end.

The fluctuations in current debt (notes payable and commercial paper) and long-term debt (current and noncurrent portions) were caused by seasonal variances and normal balance sheet reclassifications to recognize pending maturities of long-term debt. The first quarter 1993 notes payable and commercial paper levels were atypical, as a portion of the funds from the March 1993, $150.0 million senior note sale were applied to reduce this liability. Fluctuations in the capital structure have remained reasonably consistent over the past few years, including at year-end, when the company benefits from the larger positive cash flow from Christmas sales. At year-end 1993 and 1992 the total-debt to total-debt-plus-equity ratio decreased to 36.7% and 33.7%, respectively. At the end of first quarter 1994 the ratio was 41.2% and at the end of first quarter 1993 was 42.3%. With the application of the then-available investment funds to existing debt, the 1993 measure would drop to 37.4%. The increased proportion of debt in the company's capital structure at the end of 1993 and the first quarter of 1994, when measured against twelve-month-earlier ratios, was the result of the less favorable earnings results in 1993 as compared with 1992. Assuming 1993 income had been at the 1992 level (before the accounting-change charge), the year-end 1993 and first quarter 1994 ratios would have been 34.2% and 38.5%, respectively.

The company has used, and if needed will use, short-term financing to provide additional working capital when appropriate. The company has available a $125.0 million credit facility and, at the end of first quarter 1994, other unused credit arrangements of $102.8 million. Management believes that funds from operations and the short-term facilities provide adequate working capital.

Operating Results
On April 30, 1994, the company had 2,855 stores in operation, a net decrease of 11 stores from January 29, 1994. Four stores were added via a business acquisition during the quarter.

Sales for the first quarter of 1994 decreased by .8% from the comparable period of 1993. Sales in comparable stores experienced a moderate decrease. The company believes sales were held down in part by the lower inventory levels discussed earlier. Thus the winter-clearance sales event was not as strong as would normally be expected. Further, the delivery of some spring merchandise was scheduled later than usual so as to arrive closer to its primary selling season. Not having these goods available produced a somewhat negative effect on first quarter sales. The apparel segment dominated sales with 63.9% of the total. Footwear and entertainment reported 28.4% and 7.7%, respectively, of the total.

First quarter cost of goods sold, including occupancy and buying expenses, as a percentage of sales was 65.2% and 64.6% in first quarter 1994 and 1993, respectively. The lower inventory levels resulted in significantly reduced markdown activity in certain chains, more than offsetting the increase reported in other chains. Consequently, merchandise related costs in first quarter 1994 decreased by 32 basis points compared to 1993. Occupancy and buying costs, however, increased by 86 basis points. The increase was attributed primarily to the increase in the number of stores between the end of first quarter 1993 and 1994. Excluding the entertainment division, which is not a major portion of the company as a whole but which contains larger stores that tend to distort averages, occupancy and buying costs on a per-store basis increased by less than 1% while total dollars of cost for the merchandising units increased by 3.6%.

Store operating and administrative expenses, expressed as a percentage of sales, were 26.9% in first quarter 1994 and 25.8% in first quarter 1993. More than three quarters of the increase occurred in the store operating expenses category. This increase was attributed primarily to the increase in the number of stores. As was the case with occupancy and buying, average store expense performance was distorted by the disproportionately large units, particularly Dave & Buster's, of the entertainment division. Exclusive of Dave & Buster's, store operating expenses, on a per-store basis, actually declined by 1.5%. The modest increase in depreciation and amortization was consistent with the modest increase in the underlying asset base. Fixed asset depreciation, which accounted for over 80% of the line item in both first quarters as well as 75% of the increase, was incurred at a rate of 2.3% and 2.4% of average fixed asset cost during the 1994 and 1993 periods, respectively. The increase in net interest expense primarily reflects having the March 1993 senior note offering outstanding for the full period of first quarter 1994 compared with only a portion of first quarter 1993.


                 EDISON BROTHERS STORES, INC. AND SUBSIDIARIES



                           PART II OTHER INFORMATION



Items 1 through 5 of Part II are not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 4, Amendment Agreement, dated April 28, 1994, amending the Loan Agreement and Senior Promissory Notes dated November 15, 1990, between Edison Brothers Stores, Inc. and Metropolitan Life Insurance Company relating to $105 million of unsecured debt, is on page 9 of this form 10-Q.

(b) Exhibit 11, computation of per share earnings, is on page 11 of this Form 10-Q.

(c) There were no reports on Form 8-K filed during the quarter ended April 30, 1994.


                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EDISON BROTHERS STORES, INC.



Date: June 10, 1994         By/s/  Lee G. Weeks
                                   Executive Vice President
                                   and Chief Financial Officer