Form 10-Q
period 1994-07-30
EDISON BROTHERS STORES INC
filed 1994-09-09
CIK 31575

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

   (Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the quarterly period ended    July 30, 1994

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

   Yes  X     No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           Common Stock, $1 par value - 22,010,931

                EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                                    INDEX



   Part I.  Financial Information



         Condensed Consolidated Balance Sheets as of
            July 30, 1994; January 29, 1994; and
            July 31, 1993



         Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 30, 1994 and for the 13 and 26 weeks ended July 31, 1993



         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 30, 1994 and for the 26 weeks ended July 31, 1993



         Notes to Condensed Consolidated
            Financial Statements



         Management's Discussion and Analysis



   Part II. Other Information



   Signatures


                   PART I  FINANCIAL INFORMATION

             EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                         July 30,   January 29,  July 31,
                                           1994        1994        1993
                                                   (In Millions)
 ASSETS
 Current Assets:
   Cash and short-term investments        $ 34.0    $  32.6      $  101.8
   Merchandise inventories                 343.1      295.0         375.3
   Prepaid expenses                         10.5        9.4           8.9
   Deferred income taxes                    20.3       17.4          12.5
   Other current assets                     13.5       12.5          16.4
     Total Current Assets                  421.4      366.9         514.9

 Property and Equipment, net               352.1      353.8         344.1
 Intangible Assets, net                    102.1      102.4         103.7
 Prepaid Pension Expense                    37.5       36.2          35.2
 Other Assets                               16.6       13.8           9.6
     Total Assets                         $929.7     $873.1      $1,007.5
 LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Current Liabilities:
   Notes payable and commercial paper     $130.6     $ 44.8      $  106.9
   Current portion of long-term debt        15.1       35.1          95.1
   Accounts payable, trade                  77.2       72.2          73.9
   Other current liabilities                66.1       69.3          69.6
     Total Current Liabilities             289.0      221.4         345.5

 Long-Term Debt                            158.6      159.2         174.2
 Postretirement Benefits                    39.2       38.8          38.4
 Other Liabilities                          32.9       31.9          32.1
 Deferred Income Taxes                       9.6       10.0            .5

 Common Stockholders' Equity:
   Common stock, par value $1               22.0       22.0          22.1
   Capital in excess of par value           76.3       75.6          78.8
   Retained earnings                       304.1      314.5         316.2
   Foreign currency translation
    adjustment and other                    (2.0)       (.3)          (.3)
     Total Common Stockholders' Equity     400.4      411.8         416.8
     Total Liabilities and Equity         $929.7     $873.1      $1,007.5

 See notes to condensed consolidated financial statements.

                EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     13 Weeks Ended       26 Weeks Ended
                                  July 30,  July 31,   July 30,   July 31,
                                    1994      1993       1994       1993
                                      (In millions, except per share data)
 Net Sales                         $351.0    $338.0     $677.7     $667.2

 Cost of goods sold, occupancy
   and buying expenses              241.6     228.1      454.5      440.8
 Store operating and
   administrative expenses           86.1      83.0      173.9      167.9
 Depreciation and amortization       17.6      16.3       35.2       32.8
 Interest expense, net                4.1       5.4        9.0        9.6
   Total Costs and Expenses         349.4     332.8      672.6      651.1

 Income before income taxes           1.6       5.2        5.1       16.1
 Provision for income taxes            .6       2.0        1.9        6.0
 Net Income                        $  1.0    $  3.2     $  3.2     $ 10.1

 Per Common Share:
   Net Income                      $  .05    $  .15     $  .15     $  .46

   Cash dividends declared         $  .31    $  .31     $  .62     $  .62

 Weighted average common shares
   outstanding (in thousands)      21,998    22,060     21,993     22,038

See notes to condensed consolidated financial statements.

                EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     26 Weeks Ended
                                                July 30,      July 31,
                                                  1994          1993
                                                    (In Millions)
  Cash Flows from Operating Activities:
    Net Income                                  $  3.2        $  10.1
     Adjustments to reconcile net income to
       net cash provided (used) by operating
       activities:
        Depreciation and amortization             35.2           32.8
        Deferred income taxes                     (1.4)            .4
        Change in assets and liabilities
          net of effects from acquisitions:
            Merchandise inventories              (52.0)         (27.7)
            Other assets                          (6.2)         (10.8)
            Accounts payable, accrued
             expenses and other liabilities        3.8           (6.8)
        Other                                      3.5            3.6
    Total Operating Activities                   (13.9)           1.6

  Cash Flows from Investing Activities:
    Net payments for businesses and assets
     net of cash acquired                         (4.2)         (34.2)
    Capital expenditures                         (31.2)         (39.7)
    Other                                           .2           (1.9)
    Total Investing Activities                   (35.2)         (75.8)

  Cash Flows from Financing Activities:
    Principal payments of long-term debt         (20.6)           (.2)
    Short-term borrowings                         85.7           14.1
    Common stock dividends                       (13.6)         (13.6)
    Proceeds from long-term debt issuance                       150.0
    Other                                         (1.0)           2.3
    Total Financing Activities                    50.5          152.6

  Cash Provided (Used)                             1.4           78.4
  Beginning cash and short-term investments       32.6           23.4

  Ending cash and short-term investments        $ 34.0        $ 101.8


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

4. Common stock shares authorized total 100,000,000; 27,554,160 shares are issued of which 5,543,229 shares are being held in the company's treasury and 22,010,931 shares are outstanding.

5.   Property and equipment, net is composed of the following:
                                     July 30,    January 29,  July 31,
                                       1994         1994        1993
                                               (In millions)
     Cost                             $627.8      $612.5      $583.3
     Accumulated depreciation and
       amortization                   (275.7)     (258.7)     (239.2)
     Net book value                   $352.1      $353.8      $344.1

6.   Intangible assets, net is composed of the following:
                                     July 30,    January 29,  July 31,
                                       1994         1994        1993
                                               (In millions)
     Cost                             $146.9      $145.2      $143.7
     Accumulated amortization          (44.8)      (42.8)      (40.0)
     Net book value                   $102.1      $102.4      $103.7

7. The company's financing agreements contain certain restrictions including limitations on dividend payments and the company's acquisition of its capital stock. At July 30, 1994 retained earnings of $94.6 million were free of the most restrictive of these limitations.

8. In accordance with Financial Accounting Standards Board Technical Bulletin 85-3, the company accrues noncash rent expense for leases with scheduled increases in minimum lease payments such that minimum rent expense is recognized on a straight-line basis over the lease term. Minimum rent expense accrued in excess of cash rent payments was $.5 million and $.9 million for the 13 and 26 weeks ended July 30, 1994 and $.9 million and $1.8 million for the 13 and 26 weeks ended July 31, 1993.

               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Financial Condition

Cash and short-term investments decreased between second quarter and year-end 1993 as proceeds from a March 1993 sale of senior notes were applied to other maturing debt during the last quarter of 1993. The company reduced its merchandise inventories over the same period as it responded to an anticipated weak retail environment during the fall 1993 season. The increase in inventory between year-end 1993 and second quarter 1994 was a normal build-up of stock in anticipation of the back-to-school and fall selling seasons. Spring 1994 inventory levels were not as high as in recent years as the company continued to be cautious in a lackluster retail environment. This caution was reflected in average inventory per store which, when compared with second quarter 1993, decreased in every specialty fashion chain except one. The company also continued to limit discretionary capital expenditures in the second quarter of 1994, although not as tightly as during the first quarter and fall of 1993. Second quarter expenditures were down 2.8% in 1994 after a 37.0% drop in the first quarter.

The fluctuations in current debt (notes payable and commercial paper) and long-term debt (current and noncurrrent portions) were caused by normal seasonal variances and balance sheet reclassifications to recognize pending maturities of long-term debt and the payment of such maturities. The sell-down of inventory in the fall of 1993 provided the funds necessary to reduce short-term borrowings during the period. Current debt increased between year-end 1993 and July 1994, in large part because of the seasonal build-up of fall 1994 inventories, a $20.0 million senior debt payment in June of 1994, and spring capital expenditures.

Fluctuations in the capital structure have remained reasonably consistent over the past few years, including at year-end, when the company benefits from the larger positive cash flow from Christmas sales. At year-end 1993 and 1992 the total-debt to total-debt-plus-equity ratio decreased to 36.7% and 33.7%, respectively. At the end of second quarter 1994 the ratio was 43.2% and at the end of second quarter 1993 was 47.4%. With the application of the then-available investment funds to existing debt, the 1993 measure would have dropped to 42.0%. The increased proportion of debt in the company's capital structure at the end of 1993 and the second quarter of 1994, when measured against twelve-month-earlier ratios (second quarter 1993 as remeasured), was the result of the less favorable earnings results in 1993 as compared with 1992. Assuming 1993 income had been at the 1992 level (before the accounting-change charge), the year-end 1993 and second quarter 1994 ratios would have been 34.2% and 40.4%, respectively. The company has used, and if needed will use, short-term financing to provide additional working capital when appropriate. The company has available a $125.0 million credit facility and, at the end of second quarter 1994, other unused credit arrangements of $87.0 million.
Management believes that funds from operations and the short-term facilities provide adequate working capital.

Operating Results

On July 30, 1994, the company had 2,822 stores in operation, a net decrease of 44 stores from January 29, 1994. Nine stores were added via business acquisitions during the period.

Sales for the second quarter and 26 weeks ended July 1994 increased by 3.8% and 1.6%, respectively, from the comparable periods of 1993. Sales in comparable stores decreased moderately. The company believes sales were held down because spring and summer fashion trends stimulated little demand, and consumers continued to seek bargains. As a result, many of the company's chains took significant markdowns during the period.
During spring 1994, the apparel segment dominated sales with 64.1% of the total. Footwear and entertainment reported 28.4% and 7.5%, respectively, of the total.

Cost of goods sold, including occupancy and buying expenses, as a percentage of sales was 68.8% and 67.1% for the second quarter and 26 weeks of 1994, respectively, as compared with 67.5% and 66.1 % for the 1993 periods. Over one-half of the second quarter's increased cost percentage resulted from the heightened markdown activity discussed earlier. The balance of the increase was split about equally between higher merchandise costs and the occupancy and buying component. For the 26 weeks, the increase was split somewhat equally, with occupancy and buying increasing by 55 basis points and merchandise costs rising by 45 basis points. In general, the footwear segment, and particularly the Bakers/Leeds chain, was more successful than the apparel segment at achieving regular-price sales and avoiding promotional markdowns and at maintaining or lowering occupancy and buying costs.

Store operating and administrative expenses, expressed as a percentage of sales, were 24.5% and 25.7% for the second quarter and 26 weeks of 1994 as compared with 24.6% and 25.2% for the comparable 1993 periods. After a more substantial increase in store costs during the first quarter of 1994, tighter expense control and more positive sales leverage lowered the rate of increase in the second quarter. Reductions in second quarter administrative costs offset the store expense increase during the second quarter and lowered the overall growth rate in this cost category for the 26 weeks as compared with the first quarter. Over 40% of the second quarter store expense increase was attributable to Dave & Buster's units. The large Dave & Buster's units are more labor intensive than the company's other retail units and tend to distort expense performance as measured against sales.

The modest increase in depreciation and amortization was consistent with the cost of the underlying asset bases. Fixed asset depreciation as a percentage of average fixed asset cost was incurred at rates of 2.3% and 2.3% for the second quarters and 4.6% and 4.7% for the 26 week periods during 1994 and 1993, respectively. Amortization of intangible assets as a percentage of average cost was incurred at rates of 2.2% and 2.3% for the second quarters and 4.5% and 4.8% for the 26 week periods during 1994 and 1993, respectively. The reduction in interest expense in 1994 was attributable to the discontinuance and partial reversal of an accrual and to the greater interest income earnings.


               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                         PART II OTHER INFORMATION

Items 1 through 3 of Part II are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The company's annual meeting of stockholders was held June 8, 1994. At the meeting, the stockholders:

(i) voted to elect 12 directors of the company. Each nominee for director was elected by a vote of the stockholders as follows:

                       Votes Cast for   Votes Withheld
     Julian I. Edison   18,762,812           67,274
     Peter A. Edison    18,779,058           51,028
     Jane Evans         18,756,395           73,691
     Michael H. Freund  18,778,880           51,206
     Karl W. Michner    18,779,028           51,058
     Alan D. Miller     18,779,398           50,688
     Andrew E. Newman   18,775,336           54,750
     Eric P. Newman     18,770,098           59,988
     Alan A. Sachs      18,779,134           50,952
     Craig D. Schnuck   18,774,076           56,010
     Martin Sneider     18,775,774           54,312
     Robert W. Staley   18,778,746           51,340

(ii) voted on a proposal to approve the Corporation's Executive Performance
     - Based Bonus Plan. The proposal was approved by a vote of the stockholders as follows:

     Votes cast for         17,759,879
     Votes cast against        784,380
     Abstentions               285,827

Item 5 of part II is not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 11, computation of per share earnings, is on page 10 of this Form 10-Q.

(b)  Exhibit 27, Financial Data Schedule, is on page 11 of this Form 10-Q.

(c) There were no reports on Form 8-K filed during the quarter ended July 30, 1994.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EDISON BROTHERS STORES, INC.


Date: September 9, 1994       By/s/ Norman Gold
                                    Norman Gold
                                    Vice President and Controller