Form 10-Q
period 1994-10-29
EDISON BROTHERS STORES INC
filed 1994-12-13
CIK 31575

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended    October 29, 1994

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

       Common Stock, $1 par value - 22,021,261


             EDISON BROTHERS STORES, INC. AND SUBSIDIARIES


                                 INDEX

                                                            Page No.

Part I.  Financial Information



      Condensed Consolidated Balance Sheets as of
         October 29, 1994; January 29, 1994; and
         October 30, 1993



      Condensed Consolidated Statements of Income for the 13 and 39 weeks ended October 29, 1994 and for the 13 and 39 weeks ended October 30, 1993



      Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 29, 1994 and for the 39 weeks ended October 30, 1993



      Notes to Condensed Consolidated
         Financial Statements



      Management's Discussion and Analysis



Part II. Other Information



Signatures


                  PART I  FINANCIAL INFORMATION

            EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                        Oct. 29,   January 29,  Oct. 30,
                                          1994        1994        1993
                                                  (In Millions)
ASSETS
Current Assets:
  Cash and short-term investments        $ 30.1    $  32.6      $  100.5
  Merchandise inventories                 383.8      295.0         385.2
  Prepaid expenses                         11.0        9.4          10.4
  Deferred income taxes                    24.4       17.4          17.3
  Other current assets                     15.8       12.5          19.6
    Total Current Assets                  465.1      366.9         533.0


Property and Equipment, net               355.1      353.8         350.0
Intangible Assets, net                    111.1      102.4         101.6
Prepaid Pension Expense                    38.1       36.2          35.7
Other Assets                               17.1       13.8          11.0
    Total Assets                         $986.5     $873.1      $1,031.3

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and commercial paper     $182.1     $ 44.8      $  134.4
  Current portion of long-term debt        15.1       35.1          95.1
  Accounts payable, trade                  79.4       72.2          69.2
  Other current liabilities                71.7       69.3          70.1
    Total Current Liabilities             348.3      221.4         368.8

Long-Term Debt                            158.6      159.2         174.2
Postretirement Benefits                    39.7       38.8          38.7
Other Liabilities                          36.1       31.9          33.7
Deferred Income Taxes                       8.5       10.0           8.6

Common Stockholders' Equity:
  Common stock, par value $1               22.0       22.0          21.9
  Capital in excess of par value           76.5       75.6          74.1
  Retained earnings                       298.1      314.5         311.5
  Foreign currency translation
   adjustment and other                    (1.3)       (.3)          (.2)
    Total Common Stockholders' Equity     395.3      411.8         407.3
    Total Liabilities and Equity         $986.5     $873.1      $1,031.3

See notes to condensed consolidated financial statements.


               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    13 Weeks Ended       39 Weeks Ended
                                 Oct. 29,  Oct. 30,   Oct. 29,   Oct. 30,
                                   1994      1993       1994       1993
                                    (In millions, except per share data)
Net Sales                         $353.6    $343.9     $1,031.3   $1,011.1

Cost of goods sold, occupancy
  and buying expenses              242.1     231.2        696.6      672.0
Store operating and
  administrative expenses           88.0      87.0        261.9      254.9
Depreciation and amortization       17.3      17.0         52.5       49.8
Interest expense, net                5.0       5.2         14.0       14.8
  Total Costs and Expenses         352.4     340.4      1,025.0      991.5

Income before income taxes           1.2       3.5          6.3       19.6
Provision for income taxes            .4       1.3          2.3        7.3
Net Income                        $   .8    $  2.2     $    4.0   $   12.3

Per Common Share:
  Net Income                      $  .04    $  .10     $    .18   $    .56

  Cash dividends declared         $  .31    $  .31     $    .93   $    .93

Weighted average common shares
  outstanding (in thousands)      22,021    21,956       22,002     22,010

See notes to condensed consolidated financial statements.


               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    39 Weeks Ended
                                               Oct. 29,       Oct. 30,
                                                 1994          1993
                                                   (In Millions)
 Cash Flows from Operating Activities:
   Net Income                                  $   4.0       $  12.3
    Adjustments to reconcile net income to
      net cash provided (used) by operating
      activities:
       Depreciation and amortization              52.5          49.8
       Deferred income taxes                       (.9)          3.6
       Change in assets and liabilities
         net of effects from acquisitions:
           Merchandise inventories               (90.8)        (37.6)
           Other assets                          (13.9)        (16.9)
           Accounts payable, accrued
            expenses and other liabilities        12.9          (9.3)
       Other                                       5.2           4.0
   Total Operating Activities                    (31.0)          5.9
 Cash Flows from Investing Activities:
   Net payments for businesses and assets
    net of cash acquired                         (10.4)        (34.7)
   Capital expenditures                          (49.9)        (59.7)
   Other                                          (7.3)         (2.7)
   Total Investing Activities                    (67.6)        (97.1)

 Cash Flows from Financing Activities:
   Principal payments of long-term debt          (20.6)          (.1)
   Short-term borrowings                         137.3          41.6
   Common stock dividends                        (20.5)        (20.5)
   Common stock purchased                          (.1)         (5.5)
   Proceeds from long-term debt issuance                       150.0
   Other                                                         2.8
   Total Financing Activities                     96.1         168.3

 Cash Provided (Used)                             (2.5)         77.1
 Beginning cash and short-term investments        32.6          23.4

 Ending cash and short-term investments        $  30.1       $ 100.5

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

4. Common stock shares authorized total 100,000,000; 27,554,196 shares are issued of which 5,532,935 shares are being held in the company's treasury and 22,021,261 shares are outstanding.

5.   Property and equipment, net is composed of the following:
                                     Oct. 29,    January 29,  Oct. 30,
                                       1994         1994        1993
                                               (In millions)
     Cost                             $639.5      $612.5      $600.3
     Accumulated depreciation and
       amortization                   (284.4)     (258.7)     (250.3)
     Net book value                   $355.1      $353.8      $350.0

6.   Intangible assets, net is composed of the following:
                                     Oct. 29,    January 29,  Oct. 30,
                                       1994         1994        1993
                                               (In millions)
     Cost                             $157.5      $145.2      $142.9
     Accumulated amortization          (46.4)      (42.8)      (41.3)
     Net book value                   $111.1      $102.4      $101.6

7. The company's financing agreements contain certain restrictions including limitations on dividend payments and the company's acquisition of its capital stock. At October 29, 1994 retained earnings of $89.2 million were free of the most restrictive of these limitations.

8. In accordance with Financial Accounting Standards Board Technical Bulletin 85-3, the company accrues noncash rent expense for leases with scheduled increases in minimum lease payments such that minimum rent expense is recognized on a straight-line basis over the lease term. Minimum rent expense accrued in excess of cash rent payments was $.4 million and $1.3 million for the 13 and 39 weeks ended October 29, 1994 and $.9 million and $2.7 million for the 13 and 39 weeks ended October 30, 1993.



               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Financial Condition

Cash and short-term investments decreased $67.9 million between third quarter and year-end 1993 as proceeds from a March 1993 sale of senior notes were applied to other maturing debt during the last quarter of 1993. The company reduced its merchandise inventories over the same period, as it responded to an anticipated weak retail environment during the fall 1993 season. The increase in inventory between year-end 1993 and third quarter 1994 was a normal build-up of stock in anticipation of the year-end selling season and, to a lesser extent, the acquisition of several small big-and-tall men's apparel operations. The company also continued to limit discretionary capital expenditures in the third quarter of 1994. Third quarter 1994 expenditures were 6.5% less than expenditures during third quarter 1993. Intangible assets increased due to 1994 acquisitions and accrual of a contingent purchase obligation in connection with a prior acquisition.

The fluctuations in current debt (notes payable and commercial paper) and long-term debt (current and noncurrent portions) were caused by normal seasonal variances and balance sheet reclassifications to recognize pending maturities of long-term debt and the payment of such maturities. The sell-down of inventory in the fall of 1993 provided the funds necessary to reduce short-term borrowings during the period. Short-term debt increased between year-end 1993 and October 1994, in large part because of the seasonal build-up of fall 1994 inventories, a $20.0 million senior debt payment in June 1994, and capital expenditures.

Fluctuations in the capital structure have remained reasonably consistent over the past few years, including at year-end, when the company benefits from the larger positive cash flow from Christmas sales. At the end of third quarter 1994 the ratio of total-debt-to-total-debt-plus-equity was 47.4% and at the end of third quarter 1993 was 49.8%. With the application of the then-available investment funds to existing debt, the 1993 measure would have dropped to 44.6%. The company has used, and if needed will use, short-term financing to provide additional working capital when appropriate. At the end of third quarter 1994, the company had available committed and uncommitted credit facilities aggregating $103.0 million. Management believes that funds from operations and the available credit facilities provide adequate funds to meet working capital and operating needs.


Operating Results

On October 29, 1994, the company had 2,832 stores in operation, a net decrease of 34 stores from January 29, 1994. Eighteen stores were added via business acquisitions during the period.

Sales for the third quarter and 39 weeks ended October 1994 increased by 2.8% and 2.0%, respectively, from the comparable periods of 1993. Third quarter sales in comparable stores were about even with last year's.
Despite strong performances in the footwear, JW and Repp Ltd. chains, sales were held down by heavy promotional activity in the other apparel chains, which has continued into the fourth quarter. During the 39 weeks, the apparel segment accounted for a majority of sales with 64.7% of the total.
Footwear and entertainment reported 28.0% and 7.3%, respectively, of the total.

Cost of goods sold, including occupancy and buying expenses, as a percentage of sales was 68.5% and 67.5% for the third quarter and 39 weeks of 1994, respectively, as compared with 67.2% and 66.5% for the 1993 periods. Over one-half of the third quarter increased cost percentage resulted from the heightened markdown activity discussed earlier. The balance of the increase was caused primarily by higher occupancy and buying costs. For the 39-week period, the increase was spread more evenly over all component costs. The footwear segment was more successful than the apparel segment at achieving regular-price sales, avoiding promotional markdowns and maintaining or lowering occupancy and buying costs.

Store operating and administrative expenses, expressed as a percentage of sales, were 24.9% and 25.4% for the third quarter and 39 weeks of 1994 as compared with 25.3% and 25.2% for the comparable 1993 periods. Store expenses were well controlled during the third quarter with only a slight increase as a percentage of sales as compared with the same period last year. The small increase in store expenses was more than offset by a decrease in administrative costs caused primarily by a $1.7 million net benefit from a litigation settlement. Although store expenses during the 39-week period of 1994 were higher as a percentage of sales than in 1993, the rate of increase declined from that reported in the spring of 1994, reflecting positive sales leverage. The opening of a new Dave & Buster's unit during first quarter 1994 also increased the store expense rate.
These restaurant\entertainment centers are more labor intensive than the Company's other retail units and this larger unit accounted for over one-half of the total Company increase as a percentage of sales for the 39-week period. Excluding the litigation settlement, administrative expenses for the 39 weeks, as a percentage of sales, continued at a rate slightly below 1993 levels.

The reductions in interest expense in the 1994 periods are attributable to the discontinuance and partial reversal of an accrual along with greater interest income earnings, all partially offset by somewhat higher expense on borrowings.





               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES



                         PART II OTHER INFORMATION



Items 1 through 5 of Part II are not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 11, computation of per share earnings, is on page 9 of this Form 10-Q.

(b)  Exhibit 27, Financial Data Schedule, is on page 10 of this Form 10-Q.

(c) There were no reports on Form 8-K filed during the quarter ended October 29, 1994.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EDISON BROTHERS STORES, INC.




Date:  December 12, 1994      By/s/David B. Cooper, Jr.
                                   David B. Cooper, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer