Form 10-K
period 1995-01-28
EDISON BROTHERS STORES INC
filed 1995-04-13
CIK 31575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

  (Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended    January 28, 1995

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


  The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 1995:

          Common Stock, $1 par value - $327,807,664

  It is assumed for purposes of this calculation that the registrant has no "affiliates". Information as to the shareholdings of directors of the registrant is provided in the proxy statement for the 1995 annual meeting of stockholders.

  The number of shares outstanding of each of the registrant's classes of common stock, as of April 7, 1995:

          Common Stock, $1 par value -  22,037,490 shares


  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to stockholders for the fiscal year ended January 28, 1995 ("1994 Annual Report") are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the 1995 annual stockholders meeting are incorporated by reference into Part III.


  PART I

  Item 1. BUSINESS

  Edison Brothers Stores, Inc. (the "Company") is a leading specialty retailer of fashion apparel and footwear operating more than 2,700 stores in all fifty of the United States, Puerto Rico, the Virgin
  Islands, Mexico, and Canada. The Company conducts its operations through subsidiaries and divisions in two business segments: apparel and footwear. See Note 4 of Notes to Consolidated Financial Statements in the 1994 Annual Report for information with respect to the total assets and the contribution to net sales and earnings from operations of the Company's principal business segments. Both the apparel and the footwear segments feature primarily private label merchandise in the moderate price range. The stores operated by the Company are located primarily in shopping malls. During 1994 the Company opened 110 stores including 31 acquired by purchase, and closed 215 stores. A brief description of the Company's chains follows.

  Apparel Segment

  Edison Brothers' men's apparel chains and other operations include
  J. Riggings, JW/Jeans West, Zeidler & Zeidler/Webster, Oaktree, Coda, Repp, Ltd. Big & Tall, and Phoenix catalog operations. The women's-wear chains include 5-7-9 Shops and Spirale.

  J. Riggings focuses on providing updated traditional apparel to a broad age group of 16 to 40 year-old men. Its mainstream merchandise and classic store design are targeted at a more conservative customer. J. Riggings operated 498 and 476 stores at the end of fiscal 1994 and 1993, respectively.

  The JW/Jeans West (JW) chain had 425 and 450 stores at the end of fiscal 1994 and 1993, respectively. JW stores are generally smaller than stores in the Company's other menswear chains and are designed to maximize the amount of apparel displayed on the sales floor. This chain targets young men in the 14 to 25 year-old age group.

  The Zeidler & Zeidler/Webster (Zeidler & Zeidler) store group markets upscale contemporary clothing for men. New stores being opened by this group are using the Zeidler & Zeidler name. Zeidler & Zeidler had 152 and 164 stores at the end of fiscal 1994 and 1993, respectively.

  Oaktree offers a mix of sportswear for 18 to 29 year-old men. Its larger store size accommodates Oaktree's presentation on custom fixtures in a modern setting. Oaktree operated 279 and 306 stores at the end of fiscal 1994 and 1993, respectively.

  Coda presents branded and private label current fashion to 18 to 29 year-old men. Coda's larger stores utilize a variety of merchandising techniques, including visual displays and advanced sound systems. At the end of fiscal 1994 and 1993 Coda operated 39 and 42 stores, respectively.

  Repp, Ltd. Big & Tall (Repp) is a chain of 185 big and tall mens stores up from 147 in 1993. Repp markets sportswear and clothing to men who are 6 foot 3 inches or taller or have a 44 inch or larger waist.

  Phoenix Big & Tall is a catalog operation that markets sportswear and clothing to big and tall men.

  5-7-9 Shops primarily markets sportswear, dresses and accessories to the small size junior customer. 5-7-9 Shops operated 363 and 393 stores at the end of fiscal 1994 and 1993, respectively.


  Footwear Segment

  The Company's footwear chains include Bakers/Leeds, Precis, and The Wild
  Pair.

  The Bakers/Leeds stores, which are operated as a single chain, form the company's third largest chain with 418 and 457 stores at the end of fiscal 1994 and 1993, respectively. Bakers/Leeds offers a wide variety of popularly-priced fashion shoes and accessories to women and teenage girls.

  Precis offers fashion footwear and accessories at reasonable prices in a very high-style setting. Precis operated 29 and 28 stores at the end of fiscal 1994 and 1993, respectively.

  The Wild Pair offers advanced shoe fashion for young women and men and a selection of trend setting accessories. The Wild Pair operated 234 and 266 stores at the end of fiscal 1994 and 1993, respectively.


  Entertainment

  Edison Brothers Entertainment (EBE) includes Time-Out, Space Port, Party Zone and Exhilarama family entertainment centers, Dave & Buster's restaurant/entertainment complexes and Horizon, which is involved with the marketing of new interactive entertainment technologies. Horizon provides high tech interactive attractions to the corporate event market and other chains in the Entertainment division.

  Edison Brothers Mall Entertainment operated 129 primarily mall-based Time-Out, Space Port, and Party Zone family amusement centers and 5 larger mall-based Exhilarama family entertainment centers at the end of fiscal 1994. The centers are located throughout the United States and Puerto Rico.
  Dave & Buster's operated 3 restaurant/entertainment complexes in Texas,
  1 in Georgia, and 1 in Pennsylvania at the end of fiscal 1994.  On
  February 1, 1995, the board of directors of the Company authorized a distribution to the Company's stockholders of its entire majority interest in its Dave & Buster's division. The distribution is expected to take place later this spring.

  Additional information related to this item is set forth under the captions "To Our Shareholders" and under "Note 4: Business Segments" and "Note 16:
  Subsequent Events" of the Notes to Consolidated Financial Statements in the 1994 Annual Report. Such information is incorporated herein by reference.


  Operations, Inventory and Distribution

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

  The Company must carry large amounts of inventory to meet the rapid delivery requirements of its stores. The Company operates four main distribution centers located in Washington, Missouri; Rialto, California; Rome, Georgia; and Princeton, Indiana. The centers are receiving points for merchandise from foreign and domestic suppliers and coordinate distribution of individual shipments via common carrier to the stores serviced by the center.


  Purchasing

  The Company purchases approximately three-quarters of its merchandise from foreign suppliers and the balance from domestic suppliers. The Company has no long-term purchase commitments with any of its suppliers, and is not dependent on any one supplier. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases, quota limitations and any other foreign development that could cause a disruption of supply. The Company opened international buying offices in Taiwan in 1987; in Hong Kong in 1989; in Dalian, China and Indonesia in 1991; and in Korea, Honduras, and the Philippines in 1993, giving it improved control over overseas sourcing.

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

  Employees

  During fiscal 1994, the Company employed an average of 23,400 persons with approximately 21,900 of them engaged in retail operations at the store level (approximately 30% full-time and 70% part-time). In addition, a substantial number of temporary employees are hired during peak selling seasons. The Company believes its employee benefits package is competitive with those offered in the industry. The Company's employees are virtually all non-union with minor exceptions in certain foreign operations.


  Seasonal Business

  The Company experiences a significant peak in sales during the Christmas selling season. Sales during that season accounted for 16.8% of total sales during 1994 compared with 17.3% in 1993.

  The Company's inventory is generally increased significantly prior to this peak selling period. The increase may be financed in part by short-term bank loans and commercial paper borrowings.


  Trademarks

  The Company holds a number of trademarks covering its products. The Company believes that the loss of any of these trademarks would not have a material effect on the Company's business.


  Item 2. PROPERTIES

  Stores are located nationwide, and most are leased with initial terms generally from ten to twenty years. The rentals under most leases are based upon a percentage of sales with a provision for a minimum annual rental. Many of the leases provide for additional payments for real estate taxes and other items. The stores generally range in size from 1,300 to 3,000 square feet. The Company owns three locations containing its Dave & Buster's restaurant/entertainment complexes, two in Texas and one in Georgia, and leases one Dave & Buster's location in Texas and one in Pennsylvania. The complexes range in size from 25,000 to 70,300 square feet. Subsequent to year end 1994, the board of directors of the Company authorized a distribution to its stockholders of its entire majority interest in its Dave & Buster's division.

  The Company-owned headquarters building in St. Louis, Missouri, was completed in 1985 and is the home office for all divisions. The building contains approximately 500,000 square feet, a portion of which the Company leases to others. The Rialto, California and Princeton, Indiana distribution centers are owned by the Company. The distribution centers in Washington, Missouri and in Rome, Georgia are operated under long term lease arrangements. The Rialto, Washington, and Rome centers service primarily the apparel segment while Princeton services primarily the footwear segment. The Company also operates a small distribution center in Georgia to service its catalog operations.


  Item 3. LEGAL PROCEEDINGS

  The Company is not a party to any material pending legal proceedings.

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter.

Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                      Position in the Company <F1>
     Name            Age            Title                          Term
Lester D. Cherry     60   President of The Wild Pair            Since 1986

David B. Cooper, Jr. 39   Director                              Since 1995
                          Executive Vice President and
                            Chief Financial Officer             Since 1994

Peter A. Edison      39   Senior Executive Vice President
                            and Director of Corporate
                            Development                         Since 1995
                          President of Edison Big & Tall        Since 1994
                          Executive Vice President
                            and Director of Corporate
                            Development                          1992-1995
                          General Manager of Repp, Ltd.
                            Big & Tall                           1991-1994
                          Director                              Since 1990
                          Vice President - Corporate
                            Development                          1989-1992
                          President of Sacha London              1986-1990

Paul D. Eisen        40   President of Oaktree                  Since 1994
                          President and General Merchandise
                            Manager of Jeans West               Since 1989

Michael J. Fine      43   President of 5-7-9 Shops              Since 1994

Eric A. Freesmeier   42   Executive Vice President-
                            Human Resources                     Since 1992
                          Vice President-Human Resources         1986-1992

Michael H. Freund    55   Executive Vice President-
                            Administration                      Since 1992
                          Director                              Since 1984
                          Vice President - Administration        1982-1992

Andrew R. Halliday   41   President of Edison Brothers Mall
                            Entertainment                       Since 1990
                          Vice President and General Manager
                            of Sacha London                      1987-1990

Frank C. Juarez      45   President and General Merchandise
                            Manager of J. Riggings              Since 1990
                          President of Zeidler & Zeidler/
                            Webster                              1994-1995
                          Vice President and General
                            Merchandise Manager of J. Riggings   1989-1990

Roger L. Koehnecke   50   Executive Vice President and
                            Chief Information Officer           Since 1992
                          Vice President and Chief
                            Information Officer                  1988-1992


Harry A. Looks       42   President of Edison Brothers
                            Stores International, Inc.          Since 1989
                          General Manager of Fashion
                            Conspiracy                           1988-1992

Karl W. Michner      47   Senior Executive Vice President       Since 1995
                          Director                              Since 1989
                          President of Edison Menswear Group    Since 1987

Alan D. Miller       42   Chairman of the Board, President
                            and Chief Executive Officer         Since 1995
                          President of Edison Footwear Group     1993-1995
                          Director                              Since 1992
                          President of Bakers/Leeds/Precis       1991-1993
                          President of 5-7-9 Shops               1987-1991

Andrew E. Newman     50   Chairman of the Board                  1987-1995
                          Director                              Since 1978

Alan A. Sachs        48   Executive Vice President and
                            General Counsel                     Since 1992
                          Vice President and General Counsel     1990-1992
                          Director                              Since 1990
                          Secretary                             Since 1987
                          Vice President-Law                     1985-1990

Martin Sneider       52   President                              1987-1995
                          Director                              Since 1978

Les Wagner           54   President of Bakers/Leeds             Since 1993
                          General Merchandise Manager of
                             Bakers/Leeds                        1989-1994

<F1>Previous experience with other companies is as follows:
    David B. Cooper, Jr. was Executive Vice President and Chief Financial Officer of Del Monte Fresh Produce Company from 1993 to 1994, and Treasurer of Dole Food Company, Inc. from 1986 to 1993.

    Michael J. Fine was a Buyer for the Payless Shoe division of May Company from 1992 to 1994 and President of John Douglas from 1989 to 1992.




  PART II

  Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

        Information required by Item 5 is contained in "Note 6: Common Stock" of the Notes to Consolidated Financial Statements and under the caption "Quarterly Information" in the 1994 Annual Report. Such information is incorporated herein by reference.

  Item 6.     SELECTED FINANCIAL DATA

        Information required by Item 6 is contained under the caption "Five-Year Financial Summary" in the 1994 Annual Report. Such information is incorporated herein by reference.


  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by Item 7 is presented under the captions "To Our Shareholders" and "Management's Discussion and Analysis" in the 1994 Annual Report. Such information is incorporated herein by reference. In addition, the Company reported comparable store sales decreases of 3.3% and 8.4% in 1994 and 1993, respectively, and an increase of 3.8% in 1992.


  Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by Item 8, as listed below, is included in the 1994 Annual Report. Such information is incorporated herein by reference.

        Consolidated Statements of Income - fiscal years 1994, 1993, and 1992

        Consolidated Balance Sheets - 1994 and 1993 fiscal year-ends

        Consolidated Statements of Cash Flows - fiscal years 1994, 1993, and 1992

        Consolidated Statements of Common Stockholders' Equity - fiscal years 1994, 1993, and 1992

        Notes to Consolidated Financial Statements

        Quarterly Information


  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



  PART III

  Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding nominees for director as set forth under the caption "Election of Directors" in the proxy statement for the 1995 annual stockholders' meeting is incorporated by reference.

        Information regarding executive officers is included as Item 4a hereof.

        Information regarding the filing of reports required by Section 16(a) of the Securities Exchange Act as set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the 1995 annual stockholders' meeting is incorporated by reference.


  Item 11.    EXECUTIVE COMPENSATION

        Information regarding executive compensation, except for the sections titled "Reports of the Compensation Committees" and "Stock Price Performance" as set forth under the caption "Executive Compensation", and information regarding compensation of directors under the caption "Election of Directors" in the proxy statement for the 1995 annual stockholders meeting is incorporated by reference.


  Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management as set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for the 1995 annual stockholders meeting is incorporated by reference.


  Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions to be reported under this item.


  PART IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

  (a) (3) Listing of exhibits:

Exhibit No.                                                     Exhibit No.
   3(a)      Bylaws of the Company, as amended February 21, 1995.   EX-3.a

   3(b) The Company's Certificate of Incorporation, as amended June 28, 1990, was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended February 2, 1991, and is incorporated herein by reference.

   4(a) Rights Agreement dated as of January 26, 1988, and amendments thereto dated November 30, 1989 and September 29, 1992, between Edison Brothers Stores,
             Inc. and Mellon Securities Trust Company, as Rights
             Agent, were filed as Exhibits 1 to the Company's current reports on Form 8-K dated February 17, 1988,
             December 11, 1989, and October 28, 1992, respectively (file 1-1394), and are incorporated herein by reference.

   4(b)      Note Agreements and Senior Notes, dated March 1,
             1993, between Edison Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 30, 1993, and are incorporated herein by reference.

   4(c) Amendment Agreements, dated as of January 15, 1994, and February 1, 1994, amending the Note Agreements dated March 1, 1993 between Edison Brothers Stores,
             Inc. and a number of institutional lenders relating to $150 million of unsecured debt were filed as Exhibits to the Company's annual report on Form 10-K for the year ended January 29, 1994, and are incorporated herein by reference.

   4(d)      Amendment Agreement, dated as of April 1, 1995,        EX-4.d
             amending the Note Agreements dated March 1, 1993,
             as amended January 15, 1994 and February 1, 1994,
             between Edison Brothers Stores, Inc. and a number
             of institutional lenders relating to $150 million of
             unsecured debt.

   10(a)     Form of Indemnification Agreement between the
             Company and each of its directors was filed as
             Exhibit 10 (b) to the Company's annual report on Form 10-K for the year ended January 3, 1987
             (file 1-1394), and is incorporated herein by reference.

   10(b)     Form of Termination Agreement entered into by the      EX-10.b
             Company with Alan D. Miller, Chairman of the Board
             President and Chief Executive Officer of the Company.

   10(c) Form of Termination Agreement entered into by the Company with other executive officers of the Company was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the year ended February 3, 1990 (file 1-1394), and is incorporated herein by reference.

   10(d)     The Edison Brothers Stores, Inc. 1992 Stock Option
             Plan, as amended March 3, 1994, was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 29, 1994, and is incorporated herein by reference.

   10(e)     The Edison Brothers Stores, Inc. 1986 Stock Option
             Plan, as amended April 27, 1987 and March 3, 1994, was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 29, 1994, and is incorporated herein by reference.

   10(f)     The Edison Brothers Stores, Inc. 1982 Incentive
             Stock Option Plan, as amended effective October 25,
             1983, January 28, 1986 and March 3, 1986, is
             incorporated by reference from the Company's
             Registration Statement on Form S-8 (No. 2-84838) filed with the Commission.

   10(g) Non-Qualified Retirement Plan for Outside Directors is described under the caption "Election of Directors" in the proxy statement for the Company's
             1995 annual stockholders meeting, which description is incorporated herein by reference.

   11        Computation of per share earnings                      EX-11

   13        1994 Annual Report to Stockholders                     EX-13

   21        Subsidiaries                                           EX-21

   23        Consent of Independent Auditors                        EX-23

   27        Financial Data Schedule                                EX-27


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


                         EDISON BROTHERS STORES, INC.
                                 (Registrant)


  By /s/ Alan D. Miller       4/7/95   By  /s/  David B. Cooper, Jr.   4/7/95
       Chairman of the Board, (date)         Executive Vice President  (date)
        President and Chief                 and Chief Financial Officer
        Executive Officer


  By /s/ Norman Gold         4/10/95
     Vice President and       (date)
    Corporate Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on the dates indicated.



  By /s/David B. Cooper, Jr.  4/7/95     By /s/ Julian I. Edison      4/10/95
                              (date)                                   (date)

                                                  See Page 14a
  By /s/ Peter A. Edison      4/7/95            Jane Evans             (date)
                              (date)

  By /s/ Michael H. Freund   4/10/95     By /s/ Karl W. Michner       4/10/95
                              (date)                                   (date)


  By /s/ Alan D. Miller       4/7/95     By /s/ Andrew E. Newman      4/10/95
                              (date)                                   (date)


  By /s/ Eric P. Newman      4/10/95     By /s/  Alan A. Sachs         4/7/95
                              (date)                                   (date)

          See Page 14b
         Craig D. Schnuck     (date)     By /s/  Martin Sneider        4/6/95
                                                                       (date)


           See Page 14c
         Robert W. Staley     (date)


  SIGNATURES (continued)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.




                                         By /s/ Jane Evans           4/11/95
                                                                      (date)




  SIGNATURES (continued)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.




                                         By /s/ Craig D. Schnuck      4/10/95
                                                                       (date)





  SIGNATURES (continued)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.




                                         By /s/   Robert W. Staley    4/10/95
                                                                       (date)





                           ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a) (1) and (2) and ITEM 14(d)

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED JANUARY 28, 1995

                          EDISON BROTHERS STORES, INC.

                              ST. LOUIS, MISSOURI






  FORM 10-K - ITEM 14(a) (1) and (2) and Item 14(d)

  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


  The following consolidated financial statements of Edison Brothers Stores, Inc. and subsidiaries, included in the 1994 annual report of the registrant to its stockholders, are incorporated by reference in Item 8:

     Consolidated Statements of Income - fiscal years 1994, 1993, and 1992

     Consolidated Balance Sheets - 1994 and 1993 fiscal year-ends

     Consolidated Statements of Cash Flows - fiscal years 1994, 1993, and 1992

     Consolidated Statements of Common Stockholders' Equity - fiscal years 1994, 1993, and 1992

     Notes to consolidated financial statements


  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

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