Form 10-K/A
period 1995-01-28
EDISON BROTHERS STORES INC
filed 1995-06-06
CIK 31575

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended January 28, 1995

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 1-1394

                          EDISON BROTHERS STORES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                43-0254900
- ---------------------------------------   -------------------------------------
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)              identification number)

501 N. Broadway, St. Louis, Missouri                       63102
- ---------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code (314) 331-6000

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                       Name of each exchange
                                                   on which registered
- ---------------------------------------   -------------------------------------
Common Stock, par value $1 per share      New York Stock Exchange
Common Stock Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
- -------------------------------------------------------------------------------
                                (Title of class)


                            [Cover page 1 of 2 pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 1995:

               Common Stock, par value $1 per share:  $327,807,664
- -------------------------------------------------------------------------------

It is assumed for purposes of this calculation that the registrant has no "affiliates". Information as to the shareholdings of directors of the registrant is provided in the proxy statement for the 1995 annual meeting of stockholders.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 7, 1995:

            Common Stock, par value $1 per share:  22,037,490 shares
- -------------------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual report to stockholders for the fiscal year ended January 28, 1995 ("1994 Annual Report") are incorporated by reference into Parts I and II.

         Portions of the proxy statement for the 1995 annual stockholders meeting are incorporated by reference into Part III.


















                            [Cover page 2 of 2 pages]

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Business

Edison Brothers Stores, Inc. (the "Company") is a leading specialty retailer of fashion apparel and footwear operating more than 2,700 stores in all fifty states, Puerto Rico, the Virgin Islands, Mexico and Canada. The Company conducts its principal operations primarily through subsidiaries in two segments: apparel and footwear. Stores within the apparel and footwear segments, with the exception of the Repp Ltd. chain of big-and-tall mens stores, are almost exclusively mall-based and generally range in size from 1,300 to 3,000 square feet. Merchandise is acquired from many vendors, and the Company is not dependent on any one supplier. Four main distribution centers serve as receiving points for merchandise and coordinate the distribution of shipments to the stores via common or contract carrier. The Company also operates an entertainment division composed of predominantly mall-based entertainment centers and five free-standing Dave & Buster's restaurant/entertainment complexes. In February 1995 the Company announced plans to spin off its interest in the subsidiaries that own and operate the five Dave & Buster's restaurant/entertainment complexes as a separate publicly-held corporation in the second quarter of fiscal-year 1995.

At year-end 1994 the apparel segment operated 1,941 stores in eight chains.
Six chains focus on menswear: JW/Jeans West, Oaktree, J. Riggings, Coda, Repp Ltd., and Zeidler & Zeidler/Webster (Zeidler & Zeidler). Phoenix, the Company's first catalog operation, supplies menswear to big-and-tall consumers. Each menswear chain targets a specific age group of men, with a different product mix. The women's wear chain, 5-7-9 Shops, primarily markets casual wear and accessories to young adults, teens and pre-teens.

The footwear segment operated 681 stores in three chains at the end of fiscal 1994. The footwear chains are Bakers/Leeds and Precis, which offer popular-priced women's fashion shoes, and Wild Pair, which focuses on advanced shoe fashion for young men and women.

The Company's fiscal year ends on the Saturday closest to January 31. References to 1994, 1993 and 1992 are to the 52 weeks ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.


Financial Condition

Year-end 1994 merchandise inventories increased modestly from year-end 1993 as the Company responded to higher demand in the footwear segment and the JW/Jeans West menswear chain. Growth of the Repp Ltd. chain also contributed to the increase. Conversely, inventories in poorly performing operations approximated or were below 1993 levels. The Company believes its inventories are well controlled and not subject to any significant valuation risk. The decrease in net current deferred income tax assets was caused principally by the benefit resulting from recovery of certain countervailing duties and related interest expense accruals.

The recovery also resulted in the recording of receivable balances that caused the majority of the increase in the other current assets account. Property and equipment, net, decreased during 1994 because the Company reduced annual capital expenditures by just over 20% and there were no significant acquisitions. The significant changes in liabilities were in the debt structure. A combination of operating cash flow, short-term borrowings and $15.0 of intermediate-term debt were used to repay senior notes that matured during 1994, to increase inventory and to finance capital expenditures and acquisitions. See Capital Resources and Liquidity below for further discussion. The foreign currency translation adjustment was caused by the devaluation of the Mexican peso near the end of 1994.


Capital Resources and Liquidity

In 1994, cash flow from operations decreased by $81.1 or 61.9%. The decrease was primarily attributable to the Company's management of its inventories during 1993 and 1994 in response to changing sales trends. Thus, the 1993 decrease in inventory of $55.5 was followed by the $26.7 increase in inventory during 1994. The 1993 decrease in inventory resulted primarily from the sale of existing inventories and reductions in merchandise purchases. All of the Company's chains reduced inventories during 1993, except J. Riggings and Repp Ltd., which were the only chains with increases in number of stores. The decrease in inventory in 1993 was achieved without reduction in the number of stores on a total-company basis as total store count increased from 2,787 at year-end 1992 to 2,866 at the end of 1993. Management believes the 1993 inventory decrease was accomplished without significantly affecting customer product selection. The 1993 decrease did not represent a trend, however, as in 1994 the Company increased inventories in those chains experiencing greater customer demand such as Jeans West and Baker/Leeds. At the end of 1994, working capital was $140.9 as compared to $145.5 and $232.1 at the end of 1993 and 1992, respectively. The lack of change from 1993 to 1994 reflects the offsetting effects of the inventory and other current asset increases against the short-term debt increase. The 1993 decrease from 1992 resulted from the inventory reduction discussed above and short-term debt increase.

During 1995 the Company plans to reduce capital improvements to a level somewhat lower than those of 1994. That does not include funds which, in connection with the spin-off of the Dave & Buster's operations, the Company has committed to provide for the construction of two new restaurant/entertainment complexes. As of the end of the first fiscal quarter of 1995, the construction advances were approximately $4 million, and the Company currently estimates that the amount of the construction advances will increase to approximately $17 million. Pursuant to the terms of an agreement between the Company, the Company's subsidiaries to be included in the spin-off and the minority shareholders of one of those subsidiaries, the post-spin-off Dave & Buster's entity will be required to repay the construction advances made by the Company to Dave & Buster's, such repayment to be made in equal monthly installments, based on twenty-year amortization, commencing on the earlier of (i) two years after the first advance or (ii) the first month after each new complex begins operations. The advances made to Dave & Buster's by the Company will be evidenced by a promissory note. Final payment is due on the earlier of (i) 59 months after the date of the promissory note or (ii) 30 days after the completion of a public offering by Dave & Buster's. The advances bear interest at the prime rate. In addition, Dave & Buster's will repay to the Company any intercompany balance owed at the time of the spin-off. As of the end of the first fiscal quarter of 1995, the intercompany balance owed by Dave & Buster's to the Company was approximately $6.4 million. Dave & Buster's will execute a promissory note for any such balance that will provide for repayment of amounts owed to the Company over the five-year period following the spin-off. The outstanding balance will bear interest from the spin-off date at the prime rate.

The Company will continue to seek opportunities to expand through acquisitions when appropriate.

The Company has available a $125.0 credit facility of which $110.0 was unused at the end of 1994. The Company uses short-term financing on an as-needed basis throughout the year for working capital and other requirements, with a peak usually coming early in the fourth fiscal quarter. The following table provides information concerning the use of short-term financing over the past three years.

                                                     1994      1993      1992
                                                   --------  --------  --------

Balance at end of year                             $115.9    $ 44.8    $ 92.8
During the year:
  Maximum outstanding                               214.5     193.0     219.8
  Daily average outstanding                         127.9      90.7     114.7



Subsequent to year-end 1994, the Company entered into amendments of its agreements governing the $125.0 credit facility and $150.0 senior unsecured notes, to give the Company greater operating flexibility and ensure covenant compliance during first quarter 1995. Shortly after the end of first quarter 1995, the Company moved to improve liquidity by reducing its quarterly dividend rate from $.31 to $.11 per share effective with the second quarter of 1995. During 1995 the Company plans to pursue a long-term refinancing of a portion of its outstanding short-term bank debt. The refinancing plan is expected to involve the sale of debt securities to the public during 1995. Although the Company's pension plan is over-funded, management does not view the plan's assets as a potential source of capital. The Company believes that funds from operations and the appropriate combination of existing resources or alternative financing resources will provide adequate working capital.


Operating Results

Net sales for 1994 increased by $13.5 or .9% from 1993 levels. Comparable store sales, that is, sales reported by stores open throughout both years, improved in the footwear segment but declined in apparel and entertainment. Especially in apparel, a lackluster fashion environment prompted reliance on off-price promotions to stimulate sales; the level of promotional activity was consistent with the Company's 1993 experience. Because of favorable interest rates and demand for higher-ticket items, consumers seemed to shift their purchases to electronics and hardgoods. It is not clear if this trend will continue, but the Company is seeking to improve the operating results of its existing businesses by making organizational and merchandising changes and controlling inventories. The Company is also currently studying the possibility of closing a significant number of unprofitable apparel stores, the majority of which are in the Oaktree chain. The Company will evaluate the operating results, long-term potential and other criteria of the stores under consideration for closing and, if appropriate, will establish a reserve to cover the cost of closing those units. In addition, the Company has been actively looking for opportunities outside its traditional mall-based market.

Net sales for 1993 decreased by $45.9 or 3.0% from 1992 levels. Comparable store sales declined in all segments. This decrease was offset to a great extent by the contribution of acquired locations in the Repp Ltd. chain and new outlets in J. Riggings, Zeidler & Zeidler and entertainment. The Company anticipated the weak retail market for fashion merchandise during the fall season of 1993 and promoted heavily to attract the available customers and to move stock in preparation for the spring of 1994.

Cost of goods sold, including occupancy and buying expenses, as a percentage of sales increased in 1994 because of increases in both merchandise-related and occupancy and buying expenses. The direct cost of merchandise increased, and the level of shrinkage was somewhat higher. Markdown activity was consistent with that reported in 1993. Minimum rent and related common area maintenance charges and the shutdown costs associated with closing the Company's St. Louis distribution center also contributed to the increase. The increase in 1993 over 1992 cost was primarily the result of two factors. First, in a weak retail environment that lacked a strong fashion direction, the Company found it necessary to promote heavily during the fall and holiday seasons of 1993. The higher promotional activity had the effect of reducing gross profit by approximately $29.0 during the latter half of fiscal year 1993. Second, the apparel and footwear segments experienced higher occupancy and buying expenses. The increase came almost entirely from the occupancy portion of expense, reflecting higher rent costs for store locations.

Store operating and administrative expenses as a percentage of sales increased modestly in both 1994 and 1993. Nearly all of the modest percentage increases in both 1994 and 1993 were in the area of store operating expenses. In 1994, the footwear segment was able to decrease store expenses as a percentage of sales from 1993 levels by tightly controlling costs and increasing sales. However, the improvement in the footwear segment was partially offset by an increase in store expenses as a percentage of sales in the apparel segment, largely due to declining sales. The opening of a new Dave & Buster's unit during first quarter 1994 also increased the store expense rate. These large restaurant/entertainment centers are more labor intensive than the Company's other retail units and tend to distort expense performance as measured against sales. Nearly all of the increase in 1993 was in the area of store operating expenses. A portion of the increase in cost as a percentage of sales was caused by the decrease in sales. The balance of the change resulted from minor increases in several categories of store expense. None of the fluctuations were considered significant. Administrative costs as a percentage of sales were held constant in both years, with 1994 benefiting somewhat from some nonrecurring items.

Depreciation and amortization rose slightly in both 1994 and 1993, primarily from increased levels of property and equipment. The amortization component declined somewhat in 1993 from 1992, despite the higher ending balance of intangible assets, as the 1993 acquisitions that generated the increases in intangibles took place at mid-to-late year. The reduction in interest expense in 1994 was attributable to the discontinuance and partial reversal of an accrual along with greater interest earnings, all partially offset by higher expense on borrowings. Net interest expense in 1993 was slightly above the 1992 level. Approximately one-half of the change resulted from decreased interest income. The balance of the increase reflected the new long-term debt in 1993 at a rate above that available on short-term borrowings.

During the fourth quarter of 1994 a dispute involving certain countervailing duties on imported footwear and accrued interest thereon was resolved in the Company's favor. Earlier, during the second quarter of 1994, the Company had discontinued the accrual of interest expense on this potential liability and reversed interest of $.4 accrued to that point during 1994. In the fourth quarter all previous accruals of duties and interest expense were reversed resulting in a credit to income of $22.3. This settlement will have no future effect on Company operations. Excluding the benefit from this recovery, pre-tax income declined 69.1% in 1994 compared with 1993 levels, primarily due to lower margins and higher store operating expenses. Although JW/Jeans West increased its operating profits 80% in 1994, the apparel segment as a whole reported significant declines in operating profit. The footwear segment was able to achieve gross margins somewhat above 1993 levels and to improve store expense performance, which contributed to a 28% increase in operating profit from 1993. In 1993, lower sales, margin erosion resulting from promotional markdowns, and slightly higher store operating expenses combined to produce a 71% decline in pre-tax income compared with 1992 levels before the cumulative effect of the accounting change. The 1993 downturn affected operations fairly equally as both the footwear and apparel segments reported significant declines in operating profit.

On a seasonal average basis the Company employed approximately 23,400 people during 1994. Salaries and wages in 1994, 1993, and 1992, were $252.6, $245.4, and $235.2, respectively.

The Company's Dave & Buster's operation, which the Company plans to spin off in the spring of 1995, reported pre-tax income of $4.1, $2.0 and $.9 in 1994, 1993 and 1992, respectively.


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

Consolidated Balance Sheets - 1994 and 1993 fiscal year-ends

Consolidated Statements of Cash Flows - fiscal years 1994, 1993, and 1992

Consolidated Statements of Common Stockholders' Equity - fiscal years 1994, 1993, and 1992

Notes to Consolidated Financial Statements

         Note 1 of the Notes to Consolidated Financial Statements is amended by adding thereto the following:

                 "Intangible Assets -- The Company evaluates the recoverability of its significant intangible assets as follows:

                         "Lease Rights -- The value of lease rights is determined based on the excess of a lease's market value over the discounted scheduled rent payments at the time the lease is entered into or assumed by the Company. The carrying value is amortized over the life of the lease and is charged to expense if the lease is terminated prior to its normal expiration.

                         "Goodwill -- Goodwill is determined as the excess of the purchase price over the fair value of the net tangible assets of businesses acquired. The carrying value of this asset is evaluated periodically in relation to the operating performance of the underlying business. This evaluation takes into account such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, and the continuing viability of the business as a whole."

         Note 15 of the Notes to Consolidated Financial Statements is amended to read as follows:

         "15. Other Operating

         "The $22.3 reported as Other Operating in the 1994 Consolidated Statement of Income represents the pretax benefit resulting from resolution in the Company's favor of a dispute involving certain countervailing duties on imported footwear and accrued interest thereon."


Quarterly Information

         The first footnote to the "Quarterly Information" table is amended to read as follows:

         "Amounts presented for the first three quarters of 1993 and 1994 differ from amounts previously reported on Form 10-Q because of the restatement discussed in Note 14 of the Notes to Consolidated Financial Statements. Net income for the fourth quarter of 1994 and fiscal year 1994 includes $14.1 ($22.3 pre-tax) resulting from the recovery of certain countervailing duties and related interest expense accruals discussed in Note 15 of the Notes to Consolidated Financial Statements."


PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)(3)           Listing of exhibits:

Exhibit No.                                                            Page No.

3(a)*            Bylaws of the Company, as amended February 21, 1995.

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

4(b) Note Agreements and Senior Notes dated March 1, 1993, between Edison Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 30, 1993, and are incorporated herein by reference.

4(c) Amendment Agreements, dated as of January 15, 1994, and February 1, 1994, amending the Note Agreements dated March 1, 1993 between Edison Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt were filed as Exhibits to the Company's annual report on Form 10-K for the year ended January 29, 1994, and are incorporated herein by reference.

4(d)* Amendment Agreement dated as of April 1, 1995 amending the Note Agreements dated March 1, 1993, as amended January 15, 1994 and February 1, 1994, between Edison Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt.

10(a)            Form of Indemnification Agreement between the
                 Company and each of its directors was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the year ended
                 January 31, 1987 (file 1-1394), and is
                 incorporated herein by reference.

10(b)* Form of Termination Agreement entered into by the Company with Alan D. Miller, Chairman of the Board, President and Chief Executive Officer of the Company.

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

11*              Computation of per share earnings.

13*              1994 Annual Report to Stockholders

21*              Subsidiaries

23(a)            Consent of Ernst & Young LLP                                12

27*              Financial Data Schedule

- ---------------

* Previously filed

(c)              Exhibits:

                         Exhibits begin on page 12 of this Form 10-K/A.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDISON BROTHERS STORES, INC.

     June 6, 1995                         By /S/ DAVID B. COOPER, JR.
- ----------------------                       ----------------------------------
         Date                                David B. Cooper, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer