Form 10-Q
period 1995-04-29
EDISON BROTHERS STORES INC
filed 1995-06-13
CIK 31575

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q

        (Mark One)
        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the quarterly period ended    April 29, 1995

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

               Common Stock, $1 par value - 22,037,490


                     EDISON BROTHERS STORES, INC. AND SUBSIDIARIES


                                         INDEX



                                                                    Page No.

        Part I.  Financial Information



              Condensed Consolidated Balance Sheets as of
                 April 29, 1995; January 28, 1995; and
                 April 30, 1994



              Condensed Consolidated Statements of Income for
                 the 13 weeks ended April 29, 1995 and
                 for the 13 weeks ended April 30, 1994



              Condensed Consolidated Statements of Cash Flows
                 for the 13 weeks ended April 29, 1995 and for the 13 weeks ended April 30, 1994



              Notes to Condensed Consolidated
                 Financial Statements



              Management's Discussion and Analysis of Financial
              Condition and Results of Operation



        Part II. Other Information



        Signatures


                        PART I  FINANCIAL INFORMATION

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       April 30
                                              April 29,  January 28,     1994
                                                1995        1995     (restated)
                                                        (In Millions)
      ASSETS
      Current Assets:
        Cash and short-term investments        $ 53.4     $ 27.0        $ 35.6
        Merchandise inventories                 351.3      318.4         333.8
        Prepaid expenses                          9.0        8.2          11.7
        Deferred income taxes                     8.0        9.6          19.4
        Other current assets                     19.8       33.9          11.9
          Total Current Assets                  441.5      397.1         412.4

      Property and Equipment, net               344.5      347.0         351.7
      Intangible Assets, net                     92.0       96.2          99.9
      Prepaid Pension Expense                    39.6       38.7          36.7
      Other Assets                               17.0       14.8          14.4
          Total Assets                         $934.6     $893.8        $915.1

      LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

      Current Liabilities:
        Notes payable and commercial paper     $113.4     $115.9        $ 91.3
        Current portion of long-term debt         9.0                     35.1
        Accounts payable, trade                  73.8       75.4          74.7
        Other current liabilities                62.8       64.9          67.2
          Total Current Liabilities             259.0      256.2         268.3

      Long-Term Debt                            224.4      173.5         158.7
      Postretirement Benefits                    40.3       40.0          39.0
      Other Liabilities                          32.3       33.2          39.7
      Deferred Income Taxes                       4.9        3.7           6.9

      Common Stockholders' Equity:
        Common stock, par value $1 per share     22.0       22.0          22.0
        Capital in excess of par value           76.7       76.5          76.0
        Retained earnings                       290.6      303.8         305.9
        Foreign currency translation
         adjustment and other                   (15.6)     (15.1)         (1.4)
          Total Common Stockholders' Equity     373.7      387.2         402.5
          Total Liabilities and Equity         $934.6     $893.8        $915.1

     See notes to condensed consolidated financial statements.



                    EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                             13 Weeks Ended      13 Weeks Ended
                                                                    April 30,
                                                April 29,               1994
                                                   1995             (restated)
                                          (In millions, except per share data)
      Net Sales                                 $  318.1             $  326.7

      Cost of goods sold, occupancy
        and buying expenses                        218.9                212.9
      Store operating and
        administrative expenses                     87.2                 88.2
      Depreciation and amortization                 17.0                 17.6
      Interest expense, net                          5.5                  4.9
        Total Costs and Expenses                   328.6                323.6

      Income (Loss) before income taxes            (10.5)                 3.1
      Provision for income taxes                    (4.1)                 1.2
      Net Income (Loss)                         $   (6.4)            $    1.9


      Per Common Share:
        Net Income (Loss)                       $   (.29)            $    .09

        Cash dividends declared                 $    .31             $    .31

      Weighted average common shares
        outstanding (in thousands)                22,028               21,987

     See notes to condensed consolidated financial statements.







                    EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          13 Weeks Ended
                                                                    April 30,
                                                     April 29,        1994
                                                       1995        (restated)
                                                         (In Millions)
       Cash Flows from Operating Activities:
         Net Income (Loss)                           $  (6.4)      $   1.9
          Adjustments to reconcile net income
            (loss) to net cash provided (used) by
            operating activities:
             Depreciation and amortization              17.0          17.6
             Deferred income taxes                       2.1
             Change in assets and liabilities
               net of effects from acquisitions:
                 Merchandise inventories               (31.7)        (38.4)
                 Other assets                           10.0          (2.0)
                 Accounts payable, accrued
                  expenses and other liabilities        (3.2)         (1.3)
             Other                                       1.7           1.4
         Total Operating Activities                    (10.5)        (20.8)

       Cash Flows from Investing Activities:
         Capital expenditures                          (13.8)        (13.6)
         Other                                            .1          (1.2)
         Total Investing Activities                    (13.7)        (14.8)

       Cash Flows from Financing Activities:
         Principal payments of long-term debt            (.1)          (.5)
         Short-term debt (payments) borrowings          (2.5)         46.5
         Common stock dividends                         (6.8)         (6.8)
         Proceeds from long-term debt issuance          60.0
         Other                                            .2           (.6)
         Total Financing Activities                     50.8          38.6

       Effect of exchange rate changes on cash           (.2)

       Cash Provided                                    26.4           3.0
       Beginning cash and short-term investments        27.0          32.6

       Ending cash and short-term investments        $  53.4       $  35.6


       See notes to condensed consolidated financial statements.







                    EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. The accompanying unaudited financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the annual financial statements, including the notes thereto, included in the company's Annual Report to Stockholders for the year ended January 28, 1995. In the opinion of the company, all adjustments have been made to present fairly the financial position and the results of operations for the unaudited interim periods. Unless otherwise indicated, all such adjustments are of a normal recurring nature. Certain prior year items have been reclassified to conform to the current year presentation.

  2. Interim operating results are not necessarily indicative of those for a full fiscal year because of the seasonal nature of the business.

  3. Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the stock option plans would have no material dilutive effect on earnings per common share.

  4. Common stock shares authorized total 100,000,000; at April 29, 1995, 27,554,232 shares were issued of which 5,516,742 shares were being held in the company's treasury and 22,037,490 shares were outstanding.

  5.   Property and equipment, net is composed of the following:
                                       April 29,   January 28,  April 30,
                                         1995         1995        1994
                                                 (In millions)
       Cost                             $638.5      $633.1      $620.1
       Accumulated depreciation and
         amortization                   (294.0)     (286.1)     (268.4)
       Net book value                   $344.5      $347.0      $351.7

  6.   Intangible assets, net is composed of the following:
                                       April 29,   January 28,  April 30,
                                         1995         1995        1994
                                                 (In millions)
       Cost                             $139.7      $142.5      $145.6
       Accumulated amortization          (47.7)      (46.3)      (45.7)
       Net book value                   $ 92.0      $ 96.2      $ 99.9

  7. The company's financing agreements contain certain restrictions including limitations on dividend payments and the company's acquisition of its capital stock. At April 29, 1995 retained earnings of $35.3 million were free of the most restrictive of these limitations.

  8. In accordance with Financial Accounting Standards Board Technical Bulletin 85-3, the company accrues noncash rent expense for leases with scheduled increases in minimum lease payments such that minimum rent expense is recognized on a straight-line basis over the lease term. Minimum rent expense accrued in excess of cash rent payments was $(.3) million and $.4 million for the 13 weeks ended April 29, 1995 and April 30, 1994, respectively.

  9. Income for the first quarter of 1994 has been restated and reduced by $.4 million ($.3 million after tax or 1 cent per share) to reflect as annual compensation expense certain amounts payable under a contingent earn-out related to a 1989 business acquisition; such amounts were previously considered as additional purchase price to be reflected upon payment in 1995. In addition, 1994 beginning retained earnings have been reduced by $3.9 million to reflect the effect of restatement for years prior to 1994.

  10. During the first quarter of 1995, the company increased long-term debt by $60.0 million through borrowings under its credit agreement. The additional borrowings mature in June of 1997. All of the $113.4 million of short-term debt at the end of the first quarter of 1995 was composed of notes payable to banks. Of that amount, $84.8 million was borrowed under informal credit arrangements.









                    EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS


  FINANCIAL CONDITION

       During the first quarter of 1995 the Company retained excess cash from operations. The result was a $26.4 million increase in cash and short-term investments during the quarter. Merchandise inventory increased during the first quarter of 1995 by $32.9 million compared with year-end 1994 and by $17.5 million compared with the end of the first quarter of 1994. The quarter-to-quarter increase was caused by increasing stock in chains experiencing greater customer demand (e.g. Bakers and Jeans West) and acquisitions for the Repp Ltd. chain. Partially offsetting the increases were decreases achieved through reductions in merchandise purchases and through sales encouraged by promotional markdowns in chains experiencing weakened customer acceptance of their merchandise, such as 5-7-9 Shops, J. Riggings and Zeidler & Zeidler/Webster. In addition to the factors noted above, during the first quarter of 1995 inventories were increased from year-end 1994 as part of a normal seasonal restocking following the higher sales of Christmas and the January clearance sales. Store opening/closing activity during the first quarter of 1995 was a net reduction of 19 stores and, therefore, did not have a significant effect on inventory levels for the period. The decrease in other assets was caused by collection of amounts due the Company related to recovery of certain countervailing duties.

       During the first quarter of 1995, long-term debt increased by $50.9 million which represented borrowing under a bank lending agreement net of $9.0 million reclassified as current portion of long-term debt. The funds were used principally during the early weeks of the quarter to increase inventory in anticipation of Easter-holiday sales. The decrease in Common Stockholders' Equity since year-end 1994 reflects the first quarter of 1995 net loss and dividend payment. Shortly after the end of the first quarter of 1995, the Company announced, effective with the second quarter of 1995, a reduction in its quarterly dividend from 31 to 11 cents per share.

       Cash flow from operations improved by $10.3 million during the first quarter of 1995 compared with the first quarter of 1994. The improvement resulted primarily from the collection of amounts owing to the Company in the other assets category discussed earlier and a smaller first quarter increase in inventory in 1995 than 1994. These positive factors were partially offset by the decline in income.

          The Company has available a $125.0 million credit facility, of which $21.5 million was unused at the end of the first quarter of 1995. During the first quarter of 1995 the Company amended its principal loan agreements, including this credit facility, to provide for greater operating flexibility and to ensure convenant compliance during the first quarter of 1995.

       In addition to the $125.0 million credit facility, the Company uses short-term financing from several banks on an uncommitted as-needed basis throughout the year for working capital and other requirements. At the end of the first quarter of 1995, the outstanding balance of such short-term bank financing was $84.8 million.

       As noted in the Management's Discussion and Analysis contained in the Company's annual report on Form 10-K for the year ended January 28, 1995, as amended, the Company is pursuing a refinancing plan which is expected to involve the sale of up to $300.0 million of debt securities to the public. The Company has filed a shelf registration statement for such offering with the Securities and Exchange Commission which became effective on June 8, 1995. It is the Company's present intention to use the proceeds of this offering to refinance all of its outstanding uncommitted bank lines, a portion of the debt outstanding under its credit facility and all of its existing senior notes. Based on discussions with the banks providing its short-term uncommitted financing, the Company expects these lenders to continue to extend credit to the Company until the refinancing plan is completed.

       As part of the refinancing plan, the Company has also entered into a commitment letter with a major money center bank to arrange a new $300.0 million committed facility that would replace all of the Company's existing bank facilities. This proposed new facility would provide for a $125.0 million, three-year revolving credit facility and a $175.0 million letter of credit facility. The Company believes that this new $300.0 million facility would provide it with adequate capital resources to meet its working capital and general corporate needs.

       As previously announced, the Company expects to spin off its Dave & Buster's operations via a distribution to the Company's shareholders during the second quarter of 1995. For the first quarter of 1995, Dave & Buster's reported net income of $.9 million and as of April 29, 1995 has total assets of $51.3 million and a net book value of $27.9 million. For fiscal years 1994 and 1993 Dave & Buster's reported net income of $2.4 million and $1.2 million, respectively. At the end of 1994 and 1993 Dave & Buster's had total assets of $49.0 million and $43.4 million, respectively, and a net book value of $27.7 million and $25.0 million, respectively.

  OPERATING RESULTS

  Net sales for the first quarter of 1995 decreased by 2.6% from the comparable period of 1994. Same-store sales decreased by 2.0% for the Company as a whole with the apparel segment reporting a 2.8% decline and footwear a 1.4% increase. The Company attributed much of the same-store decrease to the highly promotional and competitive apparel business. A contributing factor to the total sales decline was the net reduction of 111 under-performing retail stores between the end of first quarter 1994 and the end of first quarter 1995. The Company is continuing to study the possibility of closing a significant additional number of under-performing stores, the majority of which are in the Oaktree chain. Although no decision has been made as to the number and timing of closings, the Company is evaluating the operating results, long-term potential and other criteria of the group of stores under consideration for closing and, if appropriate, will establish a reserve to cover the cost of closing those units. The amount of such a reserve is difficult to estimate because of several unknown factors including the exact number of stores to be closed and the amount of payments to landlords which might be required to terminate certain leases. Because of the significant number of stores being considered, the Company believes that if a closing plan is initiated, the one-time charge to income to reserve for costs to be incurred for closing the stores would be material. However, the Company would not expect that charge to exceed $20.0 million.

  First quarter costs of goods sold, including occupancy and buying expenses, as a percentage of sales were 68.8% and 65.2% for 1995 and 1994, respectively. The decline in gross margin resulting from markdowns taken in the competitive promotional environment caused over 70% of the increase. Promotional markdowns were particularly heavy in the suit and sports coat product lines of the Company's menswear chains. Assuming markdowns during the 1995 period had been incurred as a percentage of sales at the 1994 level, the 1995 gross margin would have been nearly $9.0 million higher. The Company attributes the highly promotional retail environment to a lack of fashion excitement and cautious consumer spending on soft goods. Increased direct cost of merchandise and shrinkage, approximately 1.0% of sales in the aggregate, accounted for the remainder of the increased 1995 costs of goods sold. As a percentage of sales, occupancy and buying costs were about equal for the two periods, halting a negative trend that had occurred throughout 1994.

  Store operating and administrative expenses as a percentage of sales were 27.4% and 27.0% during the first quarters of 1995 and 1994, respectively. The store expense component as a percentage of sales increased by less than ten basis points in 1995 as compared with the 1994 first quarter, evidence of the Company's ongoing efforts to tightly control such costs. Higher administrative expenses as a percentage of sales accounted for the balance of the increase. The cause of the administrative expense increase was split evenly between the loss of positive sales leverage and an increase in expense of less than $.6 million. The decrease in depreciation and amortization is attributed in part to the curtailment of capital expenditures over the past few years and in part to maturation of the intangible assets in shorter-lived categories such as lease rights. The increase in net interest expense is primarily attributable to increased short and long-term bank debt. The average daily balance of such debt was $170.4 million during first quarter 1995 compared with $81.4 million for the same period of 1994. The increase reflected the Company's greater reliance on such debt for working capital, capital expenditures and long-term debt repayment normally funded to a greater extent by funds from operations. The higher short and long-term bank interest expense was partially offset by higher interest income and lower long-term interest expense, the latter due to the retirement of $35.0 million of senior notes during 1994.







                    EDISON BROTHERS STORES, INC. AND SUBSIDIARIES



                              PART II OTHER INFORMATION



  Items 1 through 5 of Part II are not applicable.


  Item 6.  Exhibits and Reports on Form 8-K.

  (a) Bylaws of the Company, as amended February 21, 1995 were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 28, 1995, and are incorporated herein by reference.

  (b) The Company's Certificate of Incorporation, as amended June 28, 1990, was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended February 2, 1991, and is incorporated herein by reference.

  (c) Exhibit 4(a), Credit Agreement dated as of June 4, 1993 between Edison Brothers Stores, Inc. and a number of financial institutions relating to a $150 million revolving credit facility, is incorporated by reference from the Company's Registration Statement on Form S-3 (No. 33-58609) filed with the Commission.

  (d) Exhibit 4(b), First Amendment to Credit Agreement dated as of January 24, 1994 amending the Credit Agreement dated June 4, 1993, is incorporated by reference from the Company's Registration Statement on Form S-3 (No. 33-58609) filed with the Commission.

  (e) Exhibit 4(c), Second Amendment to Credit Agreement dated as of February 17, 1994 amending the Credit Agreement dated June 4, 1993, is incorporated by reference from the Company's Registration Statement on Form S-3 (No. 33-58609) filed with the Commission.

  (f) Exhibit 4(d), Third Amendment to Credit Agreement dated as of March 29, 1995 amending the Credit Agreement dated June 4, 1993, is incorporated by reference from the Company's Registration Statement on Form S-3 (No. 33-58609) filed with the Commission.

  (g) Exhibit 10, description of a restricted stock grant by Edison Brothers Stores, Inc. to Alan D. Miller, Chairman, President and Chief Executive Officer of the company, is incorporated by reference from the Company's Registration Statement on Form S-3 (No. 33-58609), as amended, filed with the Commission.

  (h) Exhibit 11, computation of per share earnings, is on page 11 of this Form 10-Q.

  (i)  Exhibit 27, Financial Data Schedule, is on page 12 of this Form 10-Q.

  (j) There were no reports on Form 8-K filed during the quarter ended April 29, 1995.






                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EDISON BROTHERS STORES, INC.




  Date: June 13, 1995            By/s/  David B. Cooper, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer