Form 10-Q
period 1995-10-28
EDISON BROTHERS STORES INC
filed 1995-12-12
CIK 31575

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q
        (Mark One)
        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the quarterly period ended    October 28, 1995

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

        Common Stock, $1 par value - 22,087,490


                     EDISON BROTHERS STORES, INC. AND SUBSIDIARIES


                                         INDEX



                                                                    Page No.

        Part I.  Financial Information



              Condensed Consolidated Balance Sheets as of
                 October 28, 1995; January 28, 1995; and
                 October 29, 1994                                       1



              Condensed Consolidated Statements of Income for
                 the 13 and 39 weeks ended October 28, 1995 and
                 for the 13 and 39 weeks ended October 29, 1994         2



              Condensed Consolidated Statements of Cash Flows
                 for the 39 weeks ended October 28, 1995 and for the
                 39 weeks ended October 29, 1994                        3



              Notes to Condensed Consolidated
                 Financial Statements                                   4



              Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                     7



        Part II. Other Information                                      11


        Signatures                                                      12


                        PART I  FINANCIAL INFORMATION

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       Oct. 29
                                              Oct. 28,   January 28,     1994
                                                1995        1995      (restated)
                                                        (In Millions)

      ASSETS
      Current Assets:
        Cash and short-term investments        $ 20.4     $ 27.0        $ 30.1
        Merchandise inventories                 345.1      318.4         383.8
        Income tax refund receivable             39.4        7.3           8.5
        Deferred income taxes                                9.6          27.6
        Other current assets                     26.0       34.8          18.3
          Total Current Assets                  430.9      397.1         468.3

      Property and Equipment, net               260.4      347.0         355.1
      Intangible Assets, net                     63.1       96.2         111.1
      Prepaid Pension Expense                    41.9       38.7          38.1
      Other Assets                                9.2       14.8          17.1
          Total Assets                         $805.5     $893.8        $989.7

                     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

      Current Liabilities:
        Notes payable and commercial paper     $152.5     $115.9        $182.1
        Current portion of long-term debt       233.4                     15.1
        Accounts payable                         58.9       75.4          79.4
        Other current liabilities                59.5       64.9          80.0
          Total Current Liabilities             504.3      256.2         356.6


      Long-Term Debt                                       173.5         158.6
      Postretirement Benefits                    40.7       40.0          39.7
      Other Liabilities                          32.0       33.2          35.6
      Deferred Income Taxes                                  3.7           8.5

      Common Stockholders' Equity:
        Common stock, par value $1 per share     22.1       22.0          22.0
        Capital in excess of par value           76.7       76.5          76.5
        Retained earnings                       148.3      303.8         293.5
        Foreign currency translation
          adjustment and other                  (18.6)     (15.1)         (1.3)
          Total Common Stockholders' Equity     228.5      387.2         390.7
          Total Liabilities and Equity         $805.5     $893.8        $989.7

     See notes to condensed consolidated financial statements.


                    EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          13 Weeks Ended       39 Weeks Ended
                                                 Oct. 29,             Oct. 29,
                                       Oct. 28,    1994     Oct. 28,    1994
                                        1995     (restated)   1995   (restated)
                                           (In millions, except per share data)

      Net Sales                        $  319.8    $  353.6  $ 972.6   $1,031.3

      Cost of goods sold, occupancy
        and buying expenses               246.4       242.1    709.5      696.6
      Store operating and
        administrative expenses            85.6        88.4    259.1      263.2
      Depreciation and amortization        15.3        17.3     49.0       52.5
      Interest expense, net                11.0         5.0     22.8       14.0
      Asset write-downs                    48.4                 48.4
      Store closing costs                                       20.9
        Total Costs and Expenses          406.7       352.8  1,109.7    1,026.3

      Income (Loss) before income
        taxes                             (86.9)         .8   (137.1)       5.0
      Provision (Benefit) for income
        taxes                              (3.7)         .2    (21.7)       1.7
      Net Income (Loss)                $  (83.2)   $     .6  $(115.4)  $    3.3

      Per Common Share:
        Net Income (Loss)              $  (3.77)   $    .03  $ (5.23)  $    .15

        Cash dividends declared        $    .00    $    .31  $   .42   $    .93

      Weighted average common shares
        outstanding (in thousands)       22,087      22,021   22,063     22,002

     See notes to condensed consolidated financial statements.

                    EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        39 Weeks Ended
                                                                    Oct. 29,
                                                     Oct. 28,         1994
                                                       1995        (restated)
                                                            (In Millions)
       Cash Flows from Operating Activities:
         Net Income (Loss)                           $(115.4)      $   3.3
          Adjustments to reconcile net income
            (loss) to net cash provided (used) by
            operating activities:
             Depreciation and amortization              49.0          52.5
             Asset write-downs                          48.4
             Deferred tax valuation allowance           16.3
             Deferred income taxes                     (10.2)         (1.4)
             Change in assets and liabilities
               net of effects from acquisitions:
                 Merchandise inventories               (23.0)        (90.8)
                 Other assets                           (6.1)        (13.9)
                 Accounts payable, accrued
                  expenses and other liabilities       (27.1)         14.1
             Store closing reserves                     14.6
             Other                                       2.6           5.2
         Total Operating Activities                    (50.9)        (31.0)

       Cash Flows from Investing Activities:
         Net payments for businesses and assets
            acquired net of cash acquired              (14.1)        (10.4)
         Capital expenditures                          (34.5)        (49.9)
         Net proceeds from disposal of subsidiary        3.8
         Other                                           2.0          (7.3)
         Total Investing Activities                    (42.8)        (67.6)

       Cash Flows from Financing Activities:
         Principal payments of long-term debt           (0.1)        (20.6)
         Short-term debt (payments) borrowings          96.6         137.3
         Common stock dividends                         (9.3)        (20.5)
         Other                                            .6           (.1)
         Total Financing Activities                     87.8          96.1

       Effect of exchange rate changes on cash           (.7)

       Cash Provided (Used)                             (6.6)         (2.5)

       Beginning cash and short-term investments        27.0          32.6

       Ending cash and short-term investments        $  20.4       $  30.1

       See notes to condensed consolidated financial statements.

       EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       1. The Company and 65 of its subsidiaries and affiliates (the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on November 3, 1995 (the "Filing") in the United States Bankruptcy Court in Wilmington, Delaware (the "Bankruptcy Court"). The Debtors are presently operating their respective businesses as debtors-in-possession. A statutory creditors committee has been appointed in the Chapter 11 cases. The Chapter 11 cases of the Company and its subsidiaries and affiliates that filed Chapter 11 petitions are being jointly administered for procedural purposes only.

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.
          As a result of the Chapter 11 cases and circumstances relating to this event, including the Company's debt structure, it's recurring losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the statement of financial condition could materially change because of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

          With respect to the accompanying unaudited financial statements for the 13 and 39 weeks ended October 28, 1995, and October 29, 1994, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Certain prior-year items have been reclassified to conform to the current-year presentation.

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

       2. In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as reflected in the Debtors' accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

          Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

          As disclosed in the Company's Form 10-Q report for the second quarter of 1995, the Company was in violation of certain financial covenants under its bank and senior note agreements as a result of its operating loss for the second quarter of 1995. As a consequence of the violations, the Company reclassified $224.4 million of debt from long-term to current and deferred related interest payments of $6.4 million.

          During the third quarter of 1995, the Company and it's subsidiary, Edison Brothers Apparel Stores, Inc. entered into an agreement for a $75 million secured revolving line of credit, including a sub-facility of $40 million for international letters of credit, with BankAmerica Business Credit, Inc., extending through February 29, 1996. In addition, the Company entered into override agreements with its existing lenders through February 29, 1996. The override agreements covered existing financial covenants, provided for modification of third and fourth quarter financial covenants to conform to the Company's existing business plan and deferred principal repayments otherwise due December 1, 1995. Furthermore, the Company's primary existing letter of credit bank agreed to continue to provide international letters of credit through the override period. The override agreements applied to existing debt of approximately $362 million and to trade and commercial letters of credit of $133 million. In exchange for these concessions, the Company paid a one-time forbearance fee and agreed to increase the interest rate on the outstanding debt. As a result of the Filing, however, no principal or interest payments will be made on any prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved.

          The Company and Edison Brothers Apparel Stores, Inc., as debtors-in-possession, entered into a Loan Agreement dated as of November 9, 1995 (the "DIP Facility") with BankAmerica Business Credit, Inc., as Agent and Lender ("BankAmerica"), under which the Company may borrow up to $200 million to fund ongoing working capital needs. As approved by the Bankruptcy Court, the Company has repaid amounts borrowed before the Filing from BankAmerica under the $75 million revolving credit agreement discussed above. yyAt the end of the third quarter 1995, such borrowings amounted to $21.6 million. The DIP facility, which has been approved by the Bankruptcy Court, has a sublimit of $150 million for the issuance of letters of credit. The DIP Facility will provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels while it prepares a reorganization plan.

          At the Company's option, the Company may borrow under the DIP Facility at the Reference Rate (as defined) plus .25% or at the Eurodollar Rate (as defined) plus 1.5%. The maximum borrowing, up to $200 million, is limited to 50% of the value of Eligible Inventory (as defined) plus 95% of the amount of cash deposited with the Agent. The Company is required to pay a commitment fee of .375% per annum of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, a limitation on store closings of 850, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends.

          The lender under the DIP Facility has a "super-priority" unsecured administrative expense claim against the estate of the Company.
          The DIP Facility expires on the earlier of November 9, 1997, or the effective date of a reorganization plan that is confirmed by the Bankruptcy Court.

          As of October 28, 1995, the Company had outstanding $150.0 million of senior notes, $125.0 million under its $125.0 million credit facility, $80.9 million of short-term and demand notes under its uncommitted bank lines, and $21.6 million under its $75.0 million revolving line of credit facility.

       3. The effective tax rate was 15.8% and 4.2% of pretax income for the year-to-date and third-quarter periods of 1995, respectively.
          These rates are less than the Company's customary relationship between the income tax provision and pretax accounting income
          (loss) primarily as a result of a write-off of non-deductible goodwill, statutory limitations on net operating loss carrybacks and a valuation allowance recorded against deferred tax assets. The Company concluded that, based on the weight of available evidence, it is more likely than not that the Company will not be able to realize its deferred tax assets. Accordingly, an allowance against the deferred tax asset balance of $16.3 million and a charge to income tax expense were recorded in the third quarter.

       4. Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the stock option plans would have no material dilutive effect on earnings per common share.

       5. Common stock shares authorized total 100,000,000; at October 28, 1995, 27,554,232 shares were issued, of which 5,446,742 shares were being held in the Company's treasury and 22,087,490 shares were outstanding.

       6. Property and equipment, net is composed of the following:
                                          Oct. 28,    January 28,  Oct. 29,
                                            1995         1995        1994
                                    (In millions)
          Cost                            $522.0       $633.1      $639.5

          Accumulated depreciation and    (261.6)      (286.1)     (284.4)
            amortization
          Net book value                  $260.4       $347.0      $355.1

     7.   Intangible assets, net is composed of the following:

                                          Oct. 28,    January 28,  Oct. 29,
                                            1995         1995        1994
                                    (In millions)

          Cost                            $ 93.3       $142.5      $157.5
          Accumulated amortization         (30.2)       (46.3)      (46.4)
          Net book value                  $ 63.1       $ 96.2      $111.1

     8. In accordance with Financial Accounting Standards Board Technical Bulletin 85-3, the Company accrues noncash rent expense for leases with scheduled increases of minimum lease payments such that minimum rent expense is recognized on a straight-line basis over the lease term. Minimum rent expense accrued in excess of (less than) cash rent payments was $(.2) million and $(.6) million for the 13 and 39 weeks ended October 28, 1995, and $.4 million and $1.3 million for the 13 and 39 weeks ended October 29, 1994.

     9. Income before income taxes for the 13 and 39 weeks ended October 29, 1994, has been restated and reduced by $.4 million ($.2 million after tax or 1 cent per share) and $1.3 million ($.7 million after tax or 3 cents per share), respectively, to reflect as annual compensation expense certain amounts payable under a contingent earn-out related to a 1989 business acquisition; such amounts were previously considered as additional purchase price to be reflected upon payment in 1995. In addition, 1994 beginning retained earnings have been reduced by $3.9 million to reflect the effect of restatement for years prior to 1994.

     10. In the second quarter of 1995, the Company initiated a plan to close approximately 250 underperforming apparel stores, the greatest number of which were in the Oaktree chain. Store closing costs on the 1995 condensed consolidated income statement represent a $20.9 million pretax ($13.4 million after-tax) provision to cover lease termination payments and the write-off of fixtures and equipment, leasehold improvements and related intangible assets expected to be incurred in connection with elimination of the poorly performing locations.
          Total charges of $9.6 million, representing actual and projected-closing-date net book value of fixed and intangible assets net of step-rent accrual reversal, have been made to the reserve since inception. At October 28, 1995, $11.3 million (composed of $8.4 million current and $2.9 million non-current amounts) remains in the reserve.

          On November 30, 1995, the Bankruptcy Court approved the Company's motion to close 473 unprofitable stores, 135 of which are in the second-quarter 1995 store closing reserve. It is anticipated that most of the store closings will be concluded by January 31, 1996. Of the 473 stores being closed, 91 are in the Company's footwear chains, 69 are in the 5-7-9 shops junior apparel chain, and 313 are in the Company's young men's apparel chains. Of those 313, 115 are in the Oaktree chain, which is being merged into the Jeans West division. Oaktree already has closed 71 additional stores this year. An increase of up to $35.0 million in the store closing reserve for the additional 338 stores is anticipated in the fourth quarter of 1995.

     11. Effective June 29, 1995, the Company distributed all of the outstanding shares of common stock of Dave & Buster's, Inc. owned by the Company to Edison Brothers' stockholders of record as of June 19, 1995. Prior to the distribution, Dave & Buster's had been a majority-owned subsidiary engaged in the ownership and operation of restaurant/entertainment complexes. No gain or loss was incurred as a result of the distribution. The Company has guaranteed certain Dave & Buster's lease obligations with a present value of $8.8 million. Dave & Buster's has agreed, among other things, to indemnify the Company from loss under the lease guarantees and has granted the Company a subordinated security interest in (i) Dave & Buster's leasehold interests in the guaranteed leases, (ii) all real property owned by Dave & Buster's on the date of the agreement and
          (iii) all personal property located in any of the Dave & Buster's restaurant/entertainment complexes. The Company believes it has adequate security against loss under the guarantees. Through the distribution date, Dave & Buster's reported 1995 net income of $1.0 million. As of June 29, 1995, it had total assets of $49.2 million and a net book value of $30.9 million. The distribution was recorded as a dividend and, accordingly, the Company reduced retained earnings by the net book value distributed. For fiscal years 1994 and 1993, Dave & Buster's reported net income of $2.4 million and $1.2 million, respectively. At the end of 1994 and 1993, Dave & Buster's had total assets of $49.0 million and $43.4 million, respectively, and a net book value of $27.7 million and $25.0 million, respectively.

     12. The 1995 condensed consolidated income statement reflects a charge in the amount of $48.4 million to adjust the net book value of the assets of the entertainment division to their net realizable value based on the estimated selling price, and to reduce the value of Zeidler & Zeidler\Webster goodwill based on an analysis of discounted cash flow. Negotiations are currently underway for the sale of the Company's mall entertainment division, which will complete the Company's withdrawal from the entertainment business, permitting management to focus fully on its core apparel and footwear businesses. Further, an evaluation of the carrying value of the goodwill of the Company's Zeidler & Zeidler\Webster division in relation to the operating performance of the underlying business indicated that such goodwill had declined in value.



                   EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS


     On November 3, 1995, the Company and 65 of its subsidiaries and affiliates filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Filing"). Under Chapter 11, the Debtors will continue to conduct business in the ordinary course under the protection of the Bankruptcy Court while a reorganization plan is developed to restructure their debt and allow the Debtors to strengthen their financial position.

     In conjunction with the Filing, the Company entered into an agreement for Debtor-in-Possession (DIP) financing of $200.0 million with BankAmerica Business Credit. On November 8, 1995, the Bankruptcy Court, on an interim basis, approved $100.0 million of the DIP financing and on November 29, 1995 gave final approval of the full amount of the facility.


     FINANCIAL CONDITION

     Many of the changes in the Company's balance sheet reflect the poor operating conditions experienced in 1995. Merchandise inventories were $38.7 million lower at the end of third quarter 1995 compared with third quarter 1994. During the third quarter of 1995, the Company recognized additional markdown accruals related to the restructuring of men's tailored clothing merchandise that lowered inventory by $18.2 million, recognized a higher level of product price reductions and, from the 1994 to the 1995 quarter-end, decreased its count of apparel and footwear stores by 132 or nearly 5%. Together these factors accounted for most of the inventory decrease. The increase in Income tax refund receivable was the result of significant losses in 1995. Tighter credit terms by vendors caused the decrease in Accounts Payable. As discussed in Note 3 to the financial statements, the Company established an allowance against its deferred tax assets accounting for the changes in these balances.

     Total debt increased by $96.5 million between the end of fiscal year 1994 and the end of third quarter 1995. $75.0 million of this increase occurred during the first six months of the year and the $21.5 million balance of the increase represented borrowing under a revolving line of credit with BankAmerica Business Credit, Inc., obtained during the third quarter. Both increases were used to finance seasonal inventory levels and other working capital needs. The $158.7 million decrease in common stockholders' equity since year-end 1994 reflects the net loss of $115.4 million, which included the effect of the second quarter store closing reserve, the write-downs of entertainment assets and Zeidler & Zeidler\Webster goodwill and the deferred tax asset valuation allowance. In addition, there was a $30.9 million reduction of equity as a result of the spin-off of the Company's Dave & Buster's operations, dividend payments of $9.3 million and $3.1 million of foreign currency translation losses. The decrease in Property and Equipment, Net resulted primarily from the Dave & Buster's spin-off, normal depreciation, the write-off of fixed assets in connection with the establishment of the store closing reserve in the second quarter of 1995 and the write down of assets in the entertainment division. Intangible assets decreased primarily because of the write-downs of entertainment and Zeidler & Zeidler/Webster assets as discussed in Note 12 of the notes to the condensed consolidated financial statements.

     As discussed in Note 2 of the notes to the condensed consolidated financial statements, the Company reported in its second quarter 1995 Form 10-Q that it was in violation of certain financial covenants under its bank and senior note agreements as a result of operating losses for that quarter. During the third quarter, the Company successfully negotiated override agreements concerning the covenant violations, obtained the continuing support of its primary existing letter-of-credit bank and obtained a new $75.0 million secured line of credit which included a sub-facility of $40.0 million for letters of credit.
     However, as noted above, the Company on November 3, 1995 filed under Chapter 11 of the U.S. Bankruptcy Code. Thereafter, the Company entered into a Loan Agreement dated November 9, 1995, with BankAmerica Business Credit, Inc., under which it may borrow up to $200.0 million with a sub-limit of $150.0 million for letters of credit. On November 8, 1995, the Bankruptcy Court signed an Interim Order approving usage under this facility up to $100.0 million, including $75.0 million for letters of credit. On November 29, 1995, the Bankruptcy Court authorized use of the full $200.0 million line. This line will provide the Company with the liquidity to conduct its operations and pay for merchandise shipments at normal levels while it prepares a reorganization plan.

     OPERATING RESULTS

     Total sales for the third quarter and 39 weeks ended October 28, 1995, decreased by 9.6% and 5.7%, respectively, from the comparable periods of 1994. Same-store sales for the 13 and 39-week periods of 1995 decreased by 5.9% and 3.7%, respectively, for the Company as a whole, with decreases of 4.2% and 3.7% and 10.0% and 3.3% in the apparel and footwear segments, respectively. The Company attributed much of the same-store sales decline to the highly promotional and competitive retail environment. A contributing factor to the total sales decrease was the net reduction in the number of stores between the end of third quarter 1994 and the end of third quarter 1995.

     In the second quarter of 1995, the Company implemented a program to eliminate approximately 250 underperforming apparel stores. On November 30, 1995, the Bankruptcy Court issued an order allowing the Company to close, by January 31, 1996, 473 unprofitable stores, including 135 of the stores identified in the second quarter plan. Of the 473 stores to be closed, 91 are in the Company's footwear divisions, 69 are in the 5-7-9 Shops junior apparel chain, and 313 are in the Company's young men's apparel chains. Of those 313, 115 are in the Oaktree division, which is being merged into the Jeans West division. During the fourth quarter of 1995, the Company intends to close substantially all of these units. It is estimated the additional stores will result in a charge in earnings of up to $35.0 million. The decision to close the selected stores was based on an evaluation of the stores' operating results, long-term potential, and other criteria. The Company's plan reflects a decision to concentrate on the markets where its divisions have performed well. In conjunction with the planned store closings, the Company will close its apparel distribution center in Rome, Georgia, by January 31, 1996, which will result in a charge to the fourth quarter. The amount of that charge has not yet been determined.

     In the second quarter of 1995, the Company recorded a one-time pretax charge to income of $20.9 million ($13.4 million after tax) to reserve for the costs of closing the 250 units identified at that time for closure. That charge and the charge expected during the fourth quarter include the write-off of fixtures, equipment and leasehold improvements and related intangible assets, and expected future cash outlays for estimated lease termination payments for the store closings, net of the reversal of accrued rent. The Company anticipates the closings will have a positive cash flow effect because the liquidation of store inventory and the realization of tax benefits is expected to exceed the future cash outflows provided for in the reserve. The Company also anticipates that the closings will have a positive effect on the Company's future operating results through the elimination of highly unprofitable locations. The amount of this benefit cannot reasonably be estimated.

     The Company recorded asset write-downs of $48.4 million during the third quarter of 1995. That amount is the result of two evaluations made by the Company. First, the Company has announced plans to dispose of its mall-based entertainment operations. Although a sale has not been consummated, the Company has received bona fide offers making it possible to establish a reasonable estimate of the net realizable value of the assets of the division. Second, an evaluation of goodwill in accordance with the Company's normal review policy indicated that acquisition goodwill related to the Zeidler & Zeidler/Webster division had been significantly impaired.

     Cost of goods sold, including occupancy and buying expenses, as a percentage of sales was 77.0% and 72.9% for the third quarter and 39 weeks of 1995, respectively, as compared with 68.5% and 67.5% for the 1994 periods. For both the third quarter and 39-week periods of 1995, at least three-fourths of the increased percentage in cost of goods sold relative to 1994 resulted from the reduction of gross margins through greater markdowns caused by either the accrual mentioned above, promotional markdowns or direct price reductions. Much of the markdown activity took place in the men's apparel divisions and was associated with a restructuring of tailored clothing merchandise. Increased direct cost of merchandise and shrinkage accounted for the majority of the remainder of the increased cost of goods sold as a percentage of sales in both the third quarter and 39 weeks of 1995 over the comparable 1994 periods. As a percentage of sales, occupancy and buying costs increased relative to 1994 only 67 and 27 basis points for the 13 and 39 week periods, respectively.

     Store operating and administrative expenses as a percentage of sales were 26.8% and 26.6% for the third quarter and 39 weeks of 1995 as compared with 25.0% and 25.5% for the comparable 1994 periods. The increases were primarily in administrative expenses. Performance in both periods was adversely affected by the occurrence of one-time adjustments. For example, litigation settled in the Company's favor for $1.7 million during 1994 reduced expense levels. Conversely, in 1995 a $1.0 million charge to earnings in connection with pending litigation increased expense levels. For the 39 weeks of 1995 relative to 1994, nearly one-half of the increased percentage was caused by these items. Excluding one-time items and the effect of negative sales leverage, as a percentage of sales, administrative expenses increased by 31 and decreased by 88 basis points for the 13 and 39-week periods of 1995, respectively. Store operating expense was favorably affected by the closing of poorly performing stores and tightening cost control. As a percentage of sales, such expenses decreased by 27 basis points for the third quarter of 1995 compared with 1994 and were equal for the 39-week periods.

     The increase in net interest expense was attributable to an increase in the interest rates on the Company's debt and a greater reliance on debt to fund working capital needs and capital expenditures in 1995, as well as the accelerated amortization of deferred debt acquisition costs, an action taken in anticipation of a planned restructuring of the Company's debt at the termination of the override agreements. The third quarter of 1995 in particular was adversely affected by higher rates negotiated in connection with the override agreements discussed above.

     The cause of the reduction in the Company's effective tax rate is discussed in Note 3 of the notes to the condensed consolidated financial statements.


                   EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                             PART II OTHER INFORMATION

     Item 1.  Legal Proceedings
          See Footnote 2 to the Condensed Consolidated Financial Statements.
     Item 2.  Changes in Securities
          See Footnote 2 to the Condensed Consolidated Financial Statements.
     Item 3.  Defaults Upon Senior Securities
          See Footnote 2 to the Condensed Consolidated Financial Statements. Items 4 and 5 of part II are not applicable.
     Item 6.  Exhibits and Reports on Form 8-K.
     (a) Bylaws of the Company, as amended February 21, 1995 were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 28, 1995, and are incorporated herein by reference.

     (b) The Company's Certificate of Incorporation, as amended September 8, 1995, was filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, and is incorporated herein by reference.

     (c) Loan Agreement, dated as of November 9, 1995, between Edison Brothers Stores, Inc., and Edison Brothers Apparel Stores, Inc., Debtors in Possession, and BankAmerica Business Credit, Inc., as Agent and the Financial Institutions named therein as Lenders for a revolving line of credit for loans and letters of credit of up to $200 million in the aggregate.

     (d) Agency Agreement, dated November 24, 1995, between Edison Brothers Stores, Inc. (the Company) and Jubilee Limited Partnership, Nassi Bernstein, Inc. and Alco Capital Group, Inc. (collectively, JNA), naming JNA as exclusive agent of the Company for the purpose of selling inventory contained in designated stores of the Company.

     (e) Real Estate Retention Agreement dated November 17, 1995, between the Company and Keen Realty Consultants, Inc.

     (f)  Form of Employment Agreement entered into by the Company with Alan
          D. Miller, Chairman of the Board, President and Chief Executive Officer of the Company.

     (g) Form of Employment Agreement entered into by the Company with other executive officers of the Company.

     (h)  Exhibit 11, computation of per share earnings.

     (i)  Exhibit 27, Financial Data Schedule.

     (j) There were no reports on Form 8-K filed during the quarter ended October 28, 1995.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EDISON BROTHERS STORES, INC.




     Date: December 12, 1995       By/s/David B. Cooper, Jr.
                                        David B. Cooper, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer