Form 10-Q/A
period 1995-10-28
EDISON BROTHERS STORES INC
filed 1995-12-14
CIK 31575

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                FORM 10-Q\A AMENDMENT #1
        (Mark One)
        /X/ AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    October 28, 1995

                                           OR

        / / AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                             PART II OTHER INFORMATION

          Item 1.  Legal Proceedings
               See Footnote 2 to the Condensed Consolidated Financial
               Statements.
          Item 2.  Changes in Securities
               See Footnote 2 to the Condensed Consolidated Financial
               Statements.
          Item 3.  Defaults Upon Senior Securities
               See Footnote 2 to the Condensed Consolidated Financial
               Statements.
          Items 4 and 5 of part II are not applicable.
          Item 6.  Exhibits and Reports on Form 8-K.
     *  3(a)   Bylaws of the Company, as amended February 21, 1995 were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 28, 1995, and are incorporated herein by reference.

     *  3(b)   The Company's Certificate of Incorporation, as amended
               September 8, 1995, was filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, and is incorporated herein by reference.

     * 10(a) Loan Agreement, dated as of November 9, 1995, between Edison Brothers Stores, Inc., and Edison Brothers Apparel Stores, Inc., Debtors in Possession, and BankAmerica Business Credit, Inc., as Agent and the Financial Institutions named therein as Lenders for a revolving line of credit for loans and letters of credit of up to $200 million in the aggregate.

     ** 10(b) Agency Agreement, dated November 24, 1995, between Edison Brothers Stores, Inc. (the Company) and Jubilee Limited Partnership, Nassi Bernstein, Inc. and Alco Capital Group, Inc. (collectively, JNA), naming JNA as exclusive agent of the Company for the purpose of selling inventory contained in designated stores of the Company.

     * 10(c) Real Estate Retention Agreement dated November 17, 1995, between the Company and Keen Realty Consultants, Inc.

     * 10(d) Form of Employment Agreement entered into by the Company with Alan D. Miller, Chairman of the Board, President and Chief Executive Officer of the Company.

     * 10(e) Form of Employment Agreement entered into by the Company with other executive officers of the Company.

     *  11     Computation of per share earnings.

     *  27     Financial Data Schedule.

     * There were no reports on Form 8-K filed during the quarter ended October 28, 1995.

     *  PREVIOUSLY FILED
     ** AMENDED BY THIS FILING




                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EDISON BROTHERS STORES, INC.




     Date: December 13, 1995       By/s/David B. Cooper, Jr.
                                        David B. Cooper, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer


                                   EXHIBIT INDEX

     *  3(a)   Bylaws of the Company, as amended February 21, 1995 were filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 28, 1995, and are incorporated herein by reference.

     *  3(b)   The Company's Certificate of Incorporation, as amended
               September 8, 1995, was filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, and is incorporated herein by reference.

     * 10(a) Loan Agreement, dated as of November 9, 1995, between Edison Brothers Stores, Inc., and Edison Brothers Apparel Stores, Inc., Debtors in Possession, and BankAmerica Business Credit, Inc., as Agent and the Financial Institutions named therein as Lenders for a revolving line of credit for loans and letters of credit of up to $200 million in the aggregate.

     ** 10(b) Agency Agreement, dated November 24, 1995, between Edison Brothers Stores, Inc. (the Company) and Jubilee Limited Partnership, Nassi Bernstein, Inc. and Alco Capital Group, Inc. (collectively, JNA), naming JNA as exclusive agent of the Company for the purpose of selling inventory contained in designated stores of the Company.

     * 10(c) Real Estate Retention Agreement dated November 17, 1995, between the Company and Keen Realty Consultants, Inc.

     * 10(d) Form of Employment Agreement entered into by the Company with Alan D. Miller, Chairman of the Board, President and Chief Executive Officer of the Company.

     * 10(e) Form of Employment Agreement entered into by the Company with other executive officers of the Company.

     *  11     Computation of per share earnings.

     *  27     Financial Data Schedule.

     *    PREVIOUSLY FILED
     **   AMENDED BY THIS FILING