Form 10-K
period 1996-02-03
EDISON BROTHERS STORES INC
filed 1996-05-03
CIK 31575

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended    February 3, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 17, 1996:

               Common Stock, $1 par value - $33,302,667

     It is assumed for purposes of this calculation that the registrant has no "affiliates". Information as to the shareholdings of directors of the registrant is provided in the proxy statement for the 1996 annual meeting of stockholders.

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 17, 1996:

               Common Stock, $1 par value - 22,201,778 shares


     DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the annual report to stockholders for the fiscal year ended February 3, 1996 ("1995 Annual Report"), are incorporated by reference into Parts I and II.

          Portions of the proxy statement for the 1996 annual stockholders meeting are incorporated by reference into Part III.


     PART I

     Item 1. BUSINESS

     General

     Edison Brothers Stores, Inc. (the "company") owns and operates chains of specialty stores in forty-nine of the United States, Puerto Rico, the Virgin Islands, Mexico, and Canada. The company conducts its principal operations through subsidiaries and divisions in two business segments: apparel and footwear. Both the apparel and the footwear segments feature primarily private label merchandise in the moderate price range. The stores operated by the company are located primarily in shopping malls. During 1995 the company opened 91 stores including 39 acquired by purchase, sold 98 stores, and closed 656 stores.

     Proceedings under Chapter 11

     On November 3, 1995 (the "Petition Date"), the company and 65 of its subsidiaries and affiliates (the "Debtors") filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors-in-possession.
     A statutory creditors committee has been appointed in the Chapter 11 cases. The Chapter 11 cases of the Debtors are being jointly administered for procedural purposes only.

     Subsequent to the filing of the Chapter 11 petitions, the company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize its business. The most significant of these: 1) authorized the company to conduct store closing sales, 2) approved a $200 million unsecured debtor-in-possession financing agreement with BankAmerica Business Credit, 3) approved the sale of substantially all of the assets of the company's mall entertainment division to Namco Cybertainment, and 4) authorized a $21.6 million principal payment on prepetition liabilities, payments of prepetition wages and vacation pay, and up to $6.0 million to foreign vendors to aid the company in maintaining the normal flow of merchandise to its stores.

     The company and Edison Brothers Apparel Stores, Inc., as debtors-in-possession, entered into a Loan Agreement dated effective November 9, 1995 (the "DIP facility"), with BankAmerica Business Credit, Inc., as Agent and Lender ("BankAmerica"), under which the company may borrow up to $200 million to fund ongoing working capital needs. The DIP facility, subject to collateral restrictions, has a sublimit of $150 million for the issuance of letters of credit. The company expects that the DIP facility will provide it with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels while it prepares a reorganization plan.

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

     The lenders under the DIP facility have a "super-priority" administrative expense claim against the estate of the company. The DIP facility expires on the earlier of November 9, 1997, or the effective date of a reorganization plan that is confirmed by the Bankruptcy Court.


     Description of Business

     Apparel Segment

     Edison Brothers' men's apparel chains and other operations include
     J. Riggings, JW/Jeans West, Oaktree, Zeidler & Zeidler, Coda, Repp Ltd., and Phoenix catalog operations. The womenswear chain is 5-7-9 Shops.

     J. Riggings focuses on providing updated traditional apparel to a broad age group of 16 to 40 year-old men. Its mainstream merchandise and classic store design are targeted at a more conservative customer. J. Riggings operated 419 and 498 stores at the end of fiscal 1995 and 1994, respectively.

     The JW/Jeans West (JW) chain had 360 and 425 stores at the end of fiscal 1995 and 1994 respectively. JW stores are generally smaller than stores in the company's other menswear chains and are designed to maximize the amount of apparel displayed on the sales floor. This chain targets young men in the 14 to 25 year-old age group.

     Oaktree offers a mix of sportswear for 18 to 29 year-old men. Its larger store size accommodates Oaktree's presentation on custom fixtures in a modern setting. Oaktree operated 84 and 279 stores at the end of fiscal 1995 and 1994, respectively.

     The Zeidler & Zeidler store group markets upscale contemporary clothing for men. Zeidler & Zeidler had 102 and 152 stores at the end of fiscal 1995 and 1994, respectively.

     Coda presents branded and private label current fashion to 18 to 29 year-old men. Coda's larger stores utilize a variety of merchandising techniques, including visual displays and advanced sound systems. At the end of fiscal 1995 and 1994 Coda operated 35 and 39 stores.

     Repp Ltd. is a chain of 214 big and tall mens stores up from 185 in 1994. Repp Ltd. markets sportswear and clothing to men who are 6 foot 3 inches or taller or have a 44 inch or larger waist.

     Phoenix Big & Tall is a catalog operation that markets sportswear and clothing to big and tall men.

     5-7-9 Shops primarily markets sportswear, dresses, and accessories to the small size junior customer. 5-7-9 Shops operated 283 and 363 stores at the end of fiscal 1995 and 1994, respectively.


     Footwear Segment

     The company's footwear chains include Bakers/Leeds, Precis, and Wild Pair.

     The Bakers/Leeds stores, which are operated as a single chain, form the company's third largest chain with 347 and 418 stores at the end of fiscal 1995 and 1994, respectively. Bakers/Leeds offers a wide selection of popularly priced fashion shoes and accessories for the junior customer as well as the contemporary woman.

     Precis offers reasonably priced footwear and accessories in a boutique setting, catering to contemporary women in their 20's, 30's and 40's. Precis operated 39 and 29 stores at the end of fiscal 1995 and 1994, respectively.

     Wild Pair offers advanced shoe fashion for young women and men and a selection of trend setting accessories. Wild Pair operated 194 and 234 stores at the end of fiscal 1995 and 1994, respectively.


     Entertainment

     Effective June 29, 1995, the company distributed all of the outstanding shares of common stock of Dave & Buster's, Inc. owned by the company to Edison Brothers' stockholders of record as of June 19, 1995. Prior to the distribution, Dave & Buster's had been a majority-owned subsidiary engaged in the ownership and operation of restaurant/entertainment complexes.

     In January 1996 the company sold substantially all of the assets of its mall entertainment division to Namco Cybertainment, a wholly owned subsidiary of Namco Ltd., of Tokyo, Japan. The company will dispose of the remaining operations in fiscal 1996. The company's mall entertainment division included family entertainment centers and operations involved with the marketing of new interactive entertainment technologies.

     Additional information on the company's principal business segments is set forth under "Note 16: Business Segments" of the Notes to Consolidated Financial Statements in the 1995 Annual Report. Such information is incorporated herein by reference.


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

     The company must carry large amounts of inventory to meet the rapid delivery requirements of its stores. The company operates three main distribution centers located in Washington, Missouri; Rialto, California; and Princeton, Indiana. The centers are receiving points for merchandise from foreign and domestic suppliers and coordinate distribution of individual shipments via common carrier to the stores serviced by the center.

     Purchasing

     The company purchases approximately three quarters of its merchandise from foreign suppliers and the balance from domestic suppliers. The company has no long-term purchase commitments with any of its suppliers, and is not dependent on any one supplier. The company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases, quota limitations, and any other foreign development that could cause a disruption of supply. The company has international buying offices in Taiwan, Hong Kong, China, Indonesia, Korea, Honduras, and the Philippines.

     The company does not manufacture any merchandise, but it markets most of its merchandise under private labels. Each chain of stores maintains a staff of buyers, and buying decisions are made at the chain level.

     Competition

     The apparel and footwear retailing industries are highly competitive. The company's stores are in competition with numerous other independent retailers, department stores, mail order companies and discount and manufacturer's outlets, many of which have greater sales, assets and financial resources than the company. Because the company's stores are primarily in regional shopping malls, each faces several nearby competitors. In competing for customers, the company emphasizes the fashion orientation of its merchandise, customer service, store appearance, and price.

     Employees

     During fiscal 1995, the company employed an average of 24,600 persons with approximately 23,100 of them engaged in retail operations at the store level (approximately 34% full-time and 66% part-time). In addition, a substantial number of temporary employees are hired during peak selling seasons. The company believes its employee benefits package is competitive with those offered in the industry. The company's employees are virtually all non-union with minor exceptions in certain foreign operations. The company believes that its employee relations are good.

     Seasonal Business

     The company experiences a significant peak in sales during the Christmas selling season. Sales during that season accounted for 16.5% of total sales during 1995 compared with 16.8% in 1994. The company's inventory is generally increased significantly prior to this peak selling period.

     Trademarks

     The company holds a number of trademarks covering its products. The company believes that the loss of any of these trademarks would not have a material effect on the company's business.

     Item 2. PROPERTIES

     Stores are located nationwide, and most are leased with initial terms generally from five to ten years. The rentals under most leases are based upon a minimum annual rental with a provision for additional rental based upon a percentage of sales to the extent sales exceed a threshold amount. Many of the leases provide for additional payments for real estate taxes and other items. The stores generally range in size from 1,300 to 4,000 square feet.

     The company-owned headquarters building in St. Louis, Missouri, was completed in 1985 and is the home office for all divisions. The building contains approximately 500,000 square feet, a portion of which the company leases to others. The Rialto, California, and Princeton, Indiana, distribution centers are owned by the company. The distribution center in Washington, Missouri, is operated under a long term lease arrangement. The Rialto and Washington centers service primarily the apparel segment while Princeton services primarily the footwear segment. Another distribution center in Rome, Georgia, was closed in January 1996.

     Item 3. LEGAL PROCEEDINGS

     The company and 65 of its subsidiaries and affiliates filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 1995. Additional information related to the filing is set forth under Part 1, Item 1 of this Form 10-K and under the captions "To Our Shareholders", "Note 1: Proceedings under Chapter 11" of the Notes to Consolidated Financial Statements, and "Management's Discussion and Analysis" in the 1995 Annual Report. Such information is incorporated herein by reference.

     Other Legal Matters

     The company is not a party to any other material pending legal proceedings.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter.

     Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the company:

                                           Position in the Company (1)

          Name            Age            Title                          Term

     Lester D. Cherry     61   President of Wild Pair                Since 1986

     David B. Cooper, Jr. 40   Director                              Since 1995
                               Executive Vice President and
                                 Chief Financial Officer             Since 1994

     Peter A. Edison      40   Senior Executive Vice President       Since 1995
                                 and Director of Corporate
                                 Development
                               President of Edison Big & Tall        Since 1994
                               Executive Vice President
                                 and Director of Corporate
                                            Development               1992-1995
                               General Manager of Repp, Ltd.
                                 Big & Tall                           1991-1994
                               Director                              Since 1990
                               Vice President - Corporate
                                 Development                          1989-1992
                               President of Sacha London              1986-1990

     Paul D. Eisen        41   President of JW/Jeans West            Since 1995
                               President of Oaktree                  Since 1994
                               President and General Merchandise
                                 Manager of Jeans West               1989-1994

     Michael J. Fine      44   President of Edison Footwear and
                                 Womenswear Group                    Since 1996
                               President of 5-7-9 Shops              Since 1994

     Eric A. Freesmeier   43   Executive Vice President-
                                 Human Resources                     Since 1992
                               Vice President-Human Resources         1986-1992

     Michael H. Freund    56   Executive Vice President-
                                 Administration                      Since 1992
                               Director                              Since 1984
                               Vice President - Administration        1982-1992

     Roger L. Koehnecke   51   Executive Vice President and
                                 Chief Information Officer           Since 1992
                               Vice President and Chief
                                 Information Officer                  1988-1992

     Karl W. Michner      48   Senior Executive Vice President       Since 1995
                               Director                              Since 1989
                               President of Edison Menswear Group    Since 1987

     Alan D. Miller       43   Chairman of the Board, President      Since 1995
                                 and Chief Executive Officer
                               President of Edison Footwear Group    Since 1993
                               Director                              Since 1992
                               President of Bakers/Leeds/Precis       1991-1993
                               President of 5-7-9 Shops               1987-1991

     Alan A. Sachs        49   Executive Vice President and
                                 General Counsel                     Since 1992
                               Vice President and General Counsel     1990-1992
                               Director                              Since 1990
                               Secretary                             Since 1987
                               Vice President-Law                     1985-1990

     Les Wagner           55   President of Bakers/Leeds             Since 1993
                               General Merchandise Manager of
                                  Bakers/Leeds                        1989-1994


     (1) Previous experience with other companies is as follows:

         David B. Cooper, Jr. was Executive Vice President and Chief Financial Officer of Del Monte Fresh Produce company from 1993 to 1994; and Treasurer of Dole Food company, Inc. from 1986 to 1993.

         Michael J. Fine was a Buyer for the Payless Shoe division of The May Department Stores Company from 1992 to 1994 and President of John Douglas from 1989 to 1992.


     PART II

     Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Information required by Item 5 is contained in "Note 9: Common Stock" and "Note 6: Financing Arrangements" of the Notes to Consolidated Financial Statements and under the caption "Quarterly Information" in the 1995 Annual Report. Such information is incorporated herein by reference.

     Item 6. SELECTED FINANCIAL DATA

         Information required by Item 6 is contained under the caption "Five-Year Financial Summary" in the 1995 Annual Report. Such information is incorporated herein by reference.


     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by Item 7 is presented under the captions "To Our Shareholders" and "Management's Discussion and Analysis" in the 1995 Annual Report. Such information is incorporated herein by reference.



     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by Item 8, as listed below, is included in the 1995 Annual Report. Such information is incorporated herein by reference.

         Consolidated Statements of Income - fiscal years 1995, 1994, and 1993

         Consolidated Balance Sheets - 1995 and 1994 fiscal year-ends

         Consolidated Statements of Cash Flows - fiscal years 1995, 1994, and
         1993

         Consolidated Statements of Common Stockholders' Equity - fiscal years
            1995, 1994, and 1993

         Notes to Consolidated Financial Statements

         Quarterly Information


     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


     PART III

     Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding nominees for director as set forth under the caption "Election of Directors" in the proxy statement for the 1996 annual stockholders' meeting is incorporated by reference.

         Information regarding executive officers is included as Item 4a hereof.

         Information regarding the filing of reports required by Section 16(a) of the Securities Exchange Act as set forth under the caption "Filings under Section 16(a)" in the proxy statement for the 1996 annual stockholders' meeting is incorporated by reference.


     Item 11.     EXECUTIVE COMPENSATION

         Information regarding executive compensation, except for the sections titled "Report of the Compensation Committee" and "Stock Price Performance" as set forth under the caption "Executive Compensation", and information regarding compensation of directors under the caption "Additional Information Concerning the Board of Directors" in the proxy statement for the 1996 annual stockholders meeting is incorporated by reference.


     Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management as set forth under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the proxy statement for the 1996 annual stockholders meeting is incorporated by reference.


     Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions as set forth under the caption "Transactions Involving Directors and Officers" in the proxy statement for the 1996 annual stockholders meeting is incorporated by reference.


     PART IV

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) (3) Listing of exhibits:


     Exhibit No.

        3(a)   Bylaws of the company, as amended April 23, 1996.

        3(b)   The company's Certificate of Incorporation, as amended
               September 8, 1995, was filed as an Exhibit to the company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, and is incorporated herein by reference.

        4(a) Rights Agreement, dated as of January 26, 1988, and amendments thereto dated November 30, 1989 and September 29, 1992, between Edison Brothers Stores,
               Inc. and Mellon Securities Trust company, as Rights
               Agent, were filed as Exhibits to the company's current reports on Form 8-K dated February 17, 1988, December
               11, 1989, and October 28, 1992, respectively, and are incorporated herein by reference.

        4(b) Note Agreements and Senior Notes, dated March 1, 1993, between Edison Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt were filed as an Exhibit to the company's annual report on Form 10-K for the year ended January 30, 1993, and are incorporated herein by reference.

        4(c) Amendment Agreements, dated as of January 15, 1994, and February 1, 1994, amending the Note Agreements and
               Senior Notes dated March 1, 1993, between Edison
               Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt were filed as Exhibits to the company's annual report on Form 10-K for the year ended January 29, 1994, and are incorporated herein by reference.

        4(d) Amendment Agreement, dated as of April 1, 1995, amending the Note Agreements and Senior Notes dated
               March 1, 1993, as amended January 15, 1994, and
               February 1, 1994, between Edison Brothers Stores, Inc.
               and a number of institutional lenders relating to $150 million of unsecured debt was filed as an Exhibit to the company's annual report on Form 10-K for the year ended January 28, 1995, and incorporated herein by reference.

        4(e)   Noteholder Forbearance Agreement, dated as of
               September 22, 1995, between Edison Brothers Stores,
               Inc. and a number of institutional lenders relating to $150 million of unsecured debt.

        4(f)   Credit Agreement, dated as of June 4, 1993, between
               Edison Brothers Stores, Inc. and a number of financial institutions relating to a $150 million revolving credit facility.

        4(g)   Amendment Agreements, dated as of January 24, 1994,
               February 17, 1994, and March 29, 1995, amending the
               Credit Agreement dated June 4, 1993, between Edison
               Brothers Stores, Inc. and a number of financial institutions relating to a $150 million revolving credit facility.

        4(h) Override Agreement, dated as of September 22, 1995, between Edison Brothers Stores, Inc. and a number of financial institutions relating to a $150 million revolving credit facility.

        4(i)   Loan Agreement, dated as of November 9, 1995, between
               Edison Brothers Stores, Inc. and Edison Brothers
               Apparel Stores, Inc., Debtors in Possession, and
               BankAmerica Business Credit, Inc., as Agent, and the financial institutions named therein as Lenders, for a revolving line of credit for loans and letters of credit of up to $200 million in the aggregate, was filed as an Exhibit to the company's quarterly report on Form 10-Q for the quarter ended October 28, 1995, and is incorporated herein by reference.

        10(a) Form of Indemnification Agreement between the company and each of its directors was filed as an Exhibit to the company's annual report on Form 10-K for the year ended January 3, 1987, and is incorporated herein by reference.

       10(b)   The Edison Brothers Stores, Inc. 1992 Stock Option
               Plan, as amended March 3, 1994, was filed as an Exhibit to the company's annual report on Form 10-K for the year ended January 29, 1994, and is incorporated herein by reference.

       10(c)   The Edison Brothers Stores, Inc. 1986 Stock Option
               Plan, as amended April 27, 1987 and March 3, 1994, was filed as an Exhibit to the company's annual report on Form 10-K for the year ended January 29, 1994, and is incorporated herein by reference.

       10(d) Non-Qualified Retirement Plan for Outside Directors is described under the caption "Additional Information
               Concerning the Board of Directors" in the proxy statement for the company's 1996 annual stockholders meeting, which description is incorporated herein by reference.

       10(e)   Agency Agreement, dated November 24, 1995, between
               Edison Brothers Stores, Inc. and Jubilee Limited
               Partnership, Nassi Bernstein, Inc. and Alco Capital
               Group, Inc. (collectively, JNA), naming JNA as exclusive agent of the company for the purpose of selling inventory contained in designated stores of the company, was filed as an Exhibit to the company's quarterly report on Form 10-Q for the quarter ended
               October 28, 1995, and is incorporated herein by reference.

       10(f)   Real Estate Retention Agreement dated November 17,
               1995, between the company and Keen Realty Consultants, Inc., was filed as an Exhibit to the company's quarterly report on Form 10-Q for the quarter ended
               October 28, 1995, and is incorporated herein by reference.

       10(g)   Restricted stock grant by Edison Brothers Stores, Inc.
               to Alan D. Miller, Chairman, President and Chief
               Executive Officer of the company.

       10(h) Form of Employment Agreement entered into by the company with Alan D. Miller, Chairman of the Board,
               President and Chief Executive Officer of the company, corrected from the form of the agreement filed as an Exhibit to the company's quarterly report on Form 10-Q for the quarter ended October 28, 1995.

       10(i) Form of Employment Agreement entered into by the company with other executive officers of the company, was filed as an Exhibit to the company's quarterly report on Form 10-Q for the quarter ended October, 28, 1995, and is incorporated herein by reference.


       11      Computation of per share earnings

       13      1995 Annual Report to Stockholders

       21      Subsidiaries

       23      Consent of Independent Auditors

       27      Financial Data Schedule

       (b)     The company filed a Form 8-K, dated November 17, 1995, with the
               Commission to report the company's filing on November 3, 1995, of a petition for reorganization under Chapter 11 of the U.S.
               Bankruptcy Code.

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


                            EDISON BROTHERS STORES, INC.
                                    (Registrant)

        By /s/ Alan D. Miller  4/30/96      By /s/ David B. Cooper Jr. 4/30/96
        Chairman of the Board, President    Executive Vice President and
        and Chief Executive Officer         Chief Financial Officer


        By /s/ James W. Shaffer  5/1/96
        Vice President and Controller
        Financial Reporting

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on the dates indicated.


     By /s/ David B. Cooper, Jr.  4/30/96   By /s/ Julian I. Edison  5/3/96

     By /s/ Peter A. Edison       4/30/96   By /s/ Jane Evans       4/29/96

     By /s/ Michael H. Freund     4/30/96   By /s/ Karl W. Michner   5/1/96

     By /s/ Alan D. Miller        4/30/96   By /s/ Andrew E. Newman  5/1/96

     By /s/ Eric P. Newman        5/3/96    By /s/ Alan A. Sachs     5/1/96

     By /s/ Craig D. Schnuck      4/28/96   By /s/ Martin Sneider    4/30/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.


                                             By /s/ Jane Evans    4/29/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.


                                              By /s/ Craig D. Schnuck 4/28/96



                              ANNUAL REPORT ON FORM 10-K

                        ITEM 14(a) (1) and (2) and ITEM 14(d)

                FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED FEBRUARY 3, 1996

                             EDISON BROTHERS STORES, INC.

                                 ST. LOUIS, MISSOURI

     FORM 10-K - ITEM 14(a) (1) and (2) and Item 14(d)

     EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

     INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


     The following consolidated financial statements of Edison Brothers Stores, Inc. and subsidiaries, included in the 1995 annual report of the registrant to its stockholders, are incorporated by reference in Item 8:

          Consolidated Statements of Income - fiscal years 1995, 1994, and 1993

          Consolidated Balance Sheets - 1995 and 1994 fiscal year-ends

          Consolidated Statements of Cash Flows - fiscal years 1995, 1994, and 1993

          Consolidated Statements of Common Stockholders' Equity - fiscal years 1995, 1994, and 1993

          Notes to consolidated financial statements

     The following consolidated financial statement schedules of Edison Brothers Stores, Inc. and subsidiaries is included in item 14(d):

          Schedule II - Valuation and qualifying accounts

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


     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     EDISON BROTHERS STORES, INC.
     AND SUBSIDIARIES



     Col. A              Col. B    Col. C    Col. D       Col. F
                                 (In Millions)

                                 Additions
                        Balance  Charged                Balance
                          at       to                     at
                        January  costs and  Deductions  February
     Description        29,1995  expenses    describe   3, 1996


     Deferred tax
     valuation                   $43.5                  $43.5
      allowance



     See "Note 8: Income Taxes" of the Notes to Consolidated Financial Statements in the 1995 Annual Report.
