Form 10-Q
period 1996-05-04
EDISON BROTHERS STORES INC
filed 1996-06-20
CIK 31575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                 FORM 10-Q

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MAY 4, 1996 FILED ON JUNE 18, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                                 (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
Common Stock, $1 par value - 22,201,778


EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information


   Condensed Consolidated Balance Sheets as of
      May 4, 1996; February 3, 1996; and
      April 29, 1995

   Condensed Consolidated Statements of Income for the 13 weeks ended May 4, 1996, and for the 13 weeks ended April 29, 1995


   Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 4, 1996, and for the 13 weeks ended April 29, 1995


   Notes to Condensed Consolidated
      Financial Statements


   Management's Discussion and Analysis of Operating
      Results and Financial Condition


Part II. Other Information


Signatures


PART I  FINANCIAL INFORMATION

EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           May 4,   February 3, April 29,
                                            1996       1996        1995
                                                   (In Millions)
ASSETS
Current Assets:
  Cash and short-term investments          $164.8      $139.6      $53.4
  Merchandise inventories                   252.1       250.5      351.3
  Income tax refund receivable                1.2        42.8       13.7
  Deferred income taxes                                              8.0
  Prepaid expenses                            7.6        10.2        9.0
  Other current assets                        8.7         9.4        6.1
   Total Current Assets                     434.4       452.5      441.5

Property and Equipment, net                 198.4       209.0      344.5
Intangible Assets, net                       48.0        50.3       92.0
Prepaid Pension Expense                      39.1        38.4       39.6
Other Assets                                 14.3        11.3       17.0
   Total Assets                            $734.2      $761.5     $934.6


LIABILITIES AND COMMON
STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                            $           $   .2     $113.4
  Current portion of long-term debt                                  9.0
  Accounts payable, trade                     56.6       64.8       73.8
  Payroll and vacations                       12.3       13.4       24.8
  Other taxes                                  6.9        6.9       11.6
  Other current liabilities                   17.5       25.8       26.4
    Total Current Liabilities                 93.3      111.1      259.0

Liabilities Subject to Settlement under
  Reorganization Proceedings                 497.5      489.8
Long-Term Debt                                                     224.4
Postretirement Benefits                                             40.3
Other Liabilities                             20.4       20.2       32.3
Deferred Income Taxes                                                4.9

Common Stockholders' Equity:
  Common stock, par value $1 per share        22.2       22.1       22.0
  Capital in excess of par value              76.8       76.7       76.7
  Retained earnings                           24.0       41.6      290.6
  Foreign currency translation
    adjustment and other                                           (15.6)
      Total Common Stockholders' Equity      123.0      140.4      373.7
      Total Liabilities and Equity          $734.2     $761.5     $934.6



See notes to condensed consolidated financial statements.



EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              13 Weeks Ended   13 Weeks Ended
                                                  May 4,          April 29,
                                                   1996             1995
                                           (In millions, except per share data)

Net Sales                                         $258.1            $318.1
Cost of goods sold, occupancy,
   and buying expenses                             183.7             218.9
Store operating and
   administrative expenses                          69.3              87.2
Depreciation and amortization                       10.4              17.0
Interest expense, net                                 .4               5.5
Restructuring and reorganization
   expenses                                         11.6
     Total Costs and Expenses                      275.4             328.6

Income (Loss) before Income Taxes                  (17.3)            (10.5)
Income tax provision (benefit)                        .4              (4.1)
Net Income (Loss)                                 $(17.7)            $(6.4)

Per Common Share:
    Net Income (Loss)                             $  (.80)           $ (.29)

    Cash dividends declared                       $                  $  .31

    Weighted average common shares
      outstanding (in thousands)                  22,135             22,028


See notes to condensed consolidated financial statements.


EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        13 Weeks Ended
                                                   May 4,           April 29,
                                                    1996              1995
                                                         (In Millions)

Cash Flows from Operating Activities:
   Net loss                                       $ (17.7)          $  (6.4)
     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:
         Depreciation and amortization               10.4              17.0
         Deferred income taxes, net of valuation
         allowance                                                      2.1
         Restructuring and reorganization expenses    4.7
         Changes in assets and liabilities,
           net of effects from acquisitions and
           dispositions:
             Merchandise inventories                 (1.5)            (31.7)
             Other assets                            41.9              10.0
             Accounts payable, accrued
               expenses, and other liabilities       (7.4)             (3.2)
         Other                                        (.5)              1.7
   Total Operating Activities                        29.9             (10.5)

Cash Flows from Investing Activities:
   Capital expenditures                              (4.6)            (13.8)
   Other                                                                 .1
   Total Investing Activities                        (4.6)            (13.7)

Cash Flows from Financing Activities:
   Proceeds from prepetition debt issuance                             60.0
   Prepetition long-term debt payments                                  (.1)
   Net prepetition short-term debt payments                            (2.5)
   Net postpetition borrowings under short-term credit
     facility                                         (.2)
   Dividends on common stock                                           (6.8)
   Other                                               .4                .2
   Total Financing Activities                          .2              50.8

Effect of exchange rate changes on cash               (.3)              (.2)

Cash Provided                                        25.2              26.4
Beginning cash and short-term investments           139.6              27.0

Ending Cash and Short-Term Investments             $164.8             $53.4

<F1>
See notes to condensed consolidated financial statements.
</fn1>


EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. On November 3, 1995, (the Petition Date) Edison Brothers Stores, Inc. and 65 of its subsidiaries and affiliates (the Debtors) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors-in-possession. A statutory Creditors' Committee has been appointed in the Chapter 11 cases. The Chapter 11 cases of the Debtors are being jointly administered for procedural purposes only.

    Certain foreign subsidiaries were not included in the Chapter 11 filing. The results of their operations and financial position are not material to the condensed consolidated financial statements.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including the company's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilitites are subject to significant uncertainty. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

    The accompanying unaudited financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the annual financial statements, including the notes thereto, included in the company's Annual Report to Stockholders for the year ended February 3, 1996. Interim operating results are not necessarily indicative of those for a full fiscal year because of the seasonal nature of the business.

    With respect to the accompanying unaudited financial statements for the 13 weeks ended May 4, 1996, it is the company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim period. Certain prior-year items have been reclassified to conform to the current-year presentation.


2. In the Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilties subject to settlement under reorganization proceedings in the condensed consolidated balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. The Bankruptcy Court has established a bar date of August 1, 1996, for all prepetition claims against the company. A bar date is the date by which claims against the company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. The company has notified all known or potential claimants subject to the August 1, 1996, bar date of their need to file a proof of claim with the Bankruptcy Court. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

    Under the Bankruptcy Code, the company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to settlement under reorganization proceedings include a provision for the estimated amount that may be claimed by lessors and allowed in connection with the rejection of unexpired real estate leases. The company will continue to analyze its executory contracts and may assume or reject additional contracts.

    The principal categories of claims classified as liabilities subject to settlement under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts by the company.


                                                    May 4,
                                                     1996
                                                (In Millions)
    Notes payable - banks                         $205.9
    Long-term senior notes payable                 150.0
    Capital leases                                   8.4
    Accrued interest payable                         3.5
    Cash set-off applied to debt                    (3.6)
    Deferred debt costs                             (6.5)
    Postretirement benefit accrual                  41.5
    Accounts payable                                37.6
    Lease termination claims                        40.7
    Taxes                                            3.8
    Other                                           16.2
    Total liabilities subject to settlement under
      reorganization proceedings                  $497.5


    As a result of the Chapter 11 filing, no principal or interest payments will be made on any prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. Interest on prepetition obligations has not been accrued after the Petition Date. Contractual interest expense not recorded on certain prepetition debt totaled $8.8 million for the 13 weeks ended May 4, 1996.

    Prior to the Chapter 11 filing and certain agreements discussed below, the company's debt consisted of senior notes held by various institutional lenders amounting to $150.0 million. The unsecured senior notes, having maturities from 7 to 15 years, were to bear interest at rates of 7.09% to 8.04%. The company also had outstanding borrowings under a $125.0 million revolving credit facility as well as short-term and demand notes under uncommitted bank lines with varying interest rates and maturity dates. In addition, the company had $8.4 million in capital lease obligations relating to its Washington, Missouri, distribution center.

    As a result of its operating loss for second quarter 1995, the company was in violation of certain financial covenants under its bank and senior note agreements. During the third quarter 1995, the company and its subsidiary, Edison Brothers Apparel Stores, Inc., entered into an agreement for a $75.0 million secured revolving line of credit facility with BankAmerica
    Business Credit, Inc. extending through February 29, 1996. In addition, the company entered into override agreements with its existing lenders through February 29, 1996. The override agreements covered existing 1995 financial covenants and deferred principal repayments otherwise due December 1, 1995. Furthermore, the company's primary existing letter of credit bank agreed to continue to provide international letters of credit through the override period. In exchange for these concessions, the company paid a one-time forbearance fee of $3.6 million and agreed to increase the interest rate on the outstanding debt to 9.75%.

    As of the date of the Chapter 11 filing, the company had outstanding $150.0 million of senior notes, $125.0 million under its $125.0 million revolving credit facility, $80.9 million of short-term and demand notes under its uncommitted bank lines, $8.4 million of capital lease obligations, and $21.6 million under its $75.0 million secured revolving line of credit facility. The company received authorization from the Bankruptcy Court to make a $21.6 million payment on the secured revolving line of credit facility. In addition, $3.6 million of cash was set-off by the banks against outstanding principal and accrued interest balances. No further principal or interest payments will be made on any prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved.

3. The company and Edison Brothers Apparel Stores, Inc., as debtors-in-possession, are parties to a Loan Agreement dated effective November 9, 1995, (the DIP facility) with BankAmerica Business Credit, Inc., as Agent and Lender, under which the company may borrow up to $200.0 million to fund ongoing working capital needs. The DIP facility, which has been approved by the Bankruptcy Court, has a sublimit of $150.0 million, subject to collateral restrictions, for the issuance of letters of credit. The DIP facility is intended to provide the company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels while it prepares a reorganization plan.

    At the company's option, the company may borrow under the DIP facility at the Reference Rate (as defined) plus .25% or at the Eurodollar Rate (as defined) plus 1.5%. The current borrowing rate is 8.5%. The maximum borrowing, up to $200.0 million, is limited to 50% of the value of eligible inventory (as defined) plus 95% of the amount of cash deposited with the Agent. The company is required to pay a commitment fee of .375% per annum on the unused portion of the DIP facility. The DIP facility contains restrictive covenants including, among other things, a limitation on store closings of 850, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings (EBITDA) and inventory levels, and a prohibition on paying dividends. At May 4, 1996, the company was in compliance with the DIP facility covenants.

    The lenders under the DIP facility have a "super-priority" administrative expense claim against the estate of the company. The DIP facility expires on the earlier of November 9, 1997, or the effective date of a reorganization plan that is confirmed by the Bankruptcy Court.

    As of May 4, 1996, the balance outstanding under the DIP facility was zero. Outstanding letters of credit were $113.1 million and available borrowings under the DIP facility were $87.7 million.

4. Restructuring and reorganization expenses for the 13 weeks ended May 4, 1996, were as follows:


                                                         May 4,
                                                         1996
                                                     (In Millions)

    Estimated costs for store closings                   $  8.7
    Reorganization expenses                                 2.9
    Total restructuring and reorganization expenses      $ 11.6


    In the first quarter of 1996, the company developed a plan to sell or close its Zeidler & Zeidler menswear division. Store closing costs of $8.7 million associated with this plan were recorded in first quarter and represent a provision to cover early lease termination claims and the write-off of fixtures and equipment, leasehold improvements, and related intangible assets. Of the reserve, $2.2 million, related to lease termination claims, has been reclassified to liabilities subject to settlement under reorganization proceedings.

    Other reorganization expenses of $2.9 million relate primarily to professional fees incurred as a result of the Chapter 11 filing. These professional fees include accounting, legal and consulting services provided to the company and the Creditors' Committee (which are required to be paid by the company while in Chapter 11.)

5. Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the stock option plans would have no material dilutive effect on earnings per common share.

6. Common stock shares authorized total 100,000,000; at May 4, 1996, 27,554,232 shares were issued of which 5,352,454 shares were being held in the company's treasury and 22,201,778 shares were outstanding.

7.  Property and equipment, net is composed of the following:

                                         May 4,     February 3,    April 29,
                                          1996         1996          1995
                                                   (In Millions)

 Cost                                    $414.5       $422.3       $638.5
 Accumulated depreciation and
   amortization                          (216.1)      (213.3)      (294.0)
 Net book value                          $198.4       $209.0       $344.5


8.  Intangible assets, net is composed of the following:

                                             May 4,  February 3,    April 29,
                                             1996        1996         1995
                                                    (In Millions)

    Cost                                     $ 69.5     $ 71.4      $139.7
    Accumulated amortization                  (21.5)     (21.1)      (47.7)
    Net book value                           $ 48.0     $ 50.3      $ 92.0


9.  The provision for income taxes consists of:

                                                   13 weeks
                                                    ended
                                                    May 4,
                                                     1996
                                                 (In Millions)

    Current expense
      Federal                                       $    .2
      State                                              .1
    Deferred benefit                                   (1.0)
    Deferred tax valuation allowance                    1.1
    Total provision                                 $    .4


    The effective tax rate of (2.3%) of pretax loss for the 13 weeks ended
    May 4, 1996, is less than the company's customary relationship between the income tax provision and pretax accounting income (loss). Due to the uncertainty of the company producing future income which will be available to absorb net operating loss carryforwards, no tax benefit relative to current operating results has been recorded. In addition, the company has concluded that it is likely it will not be able to realize its deferred tax assets. Accordingly, an allowance against the net deferred tax asset balance of $1.1 million and a charge to income tax expense are reflected in the condensed consolidated financial statements as of May 4, 1996.

    The federal tax charge of $.2 million is related primarily to the company's operations in Puerto Rico. The state tax charge of $.1 million represents minimum taxes for which the company is liable.



EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Net sales for first quarter 1996 were $258.1 million, a decrease of $60.0 million from first quarter 1995. The majority of the decline was attributable to the 24.1% decrease in the number of stores between the end of first quarter 1995 and the end of first quarter 1996. Same-store sales decreased 4.6%. All chains reported decreases in same-store sales except Size 5-7-9 which reported an increase of 17.0%.

Cost of goods sold, including occupancy and buying expenses, was 71.2% of sales in 1996 compared to 68.8% in 1995. Merchandise costs decreased 13.2% between years but increased as a percentage of sales to 51.3% in 1996 compared to 48.0% in 1995. Occupancy and buying costs decreased 22.7% between years to 19.9% of sales in 1996 compared to 20.9% in 1995. The increase in merchandise costs primarily was a result of more domestic sourcing in Size 5-7-9. An increase in merchandise costs in the footwear segment was attributable to a change in product mix, focused more on footwear than accessories. Markdowns increased slightly to 17.2% of sales in 1996 compared to 16.3% in 1995. The increases occurred in JW/Jeans West, Coda, Oaktree and Repp Ltd. primarily due to promotional markdowns being recognized earlier in the season to help liquidate the seasonal inventory. Alternatively, improvements were seen in markdowns as a percentage of sales in J. Riggings and Zeidler & Zeidler.
Lower retails and lower, fresher inventory levels contributed to the improvement between years. Shrinkage remained relatively stable as a percentage of sales, decreasing to 1.2% in 1996 compared to 1.3% in 1995. Occupancy and buying costs decreased with the closing of numerous under-performing stores.

Store operating and administrative expenses decreased 20.5% to 26.9% of sales in 1996 compared to 27.4% in 1995. Store expenses decreased $14.4 million to 20.0% of sales in 1996 compared to 20.8% in 1995. Again, the decrease was due to the closing of under-performing stores. Administrative expenses decreased $3.5 million but increased slightly as a percentage of sales to 6.9% in 1996 compared to 6.7% in 1995. Depreciation and amortization expense decreased $6.6 million or 38.8% between 1996 and 1995 due to store closings and reduced capital expenditures. Net interest expense decreased $5.1 million between first quarter 1996 and 1995. Improved cash flow from operations reduced the company's reliance on debt to fund working capital needs. In addition, interest on prepetition liabilities of $8.8 million was not recorded in first quarter 1996.

Restructuring and reorganization expenses of $11.6 million in first quarter 1996 consisted of $8.7 million for store closing costs associated with the company's plan to sell or close its Zeidler & Zeidler division and $2.9 million of reorganization expenses, primarily legal and consulting fees. The pretax loss in first quarter 1996, excluding restructuring and reorganization expenses, was $5.7 million compared to a loss of $10.5 million in first quarter 1995.

FINANCIAL CONDITION

Cash and short-term investments were $111.4 million higher as of the end of first quarter of 1996 compared to first quarter 1995 and increased $25.2 million since year-end 1995. Cash flow from operations increased $40.4 million during the first quarter of 1996 compared to 1995. The increase was primarily due to the receipt of an income tax refund of $37.9 million in first quarter 1996. The improvement was also attributable to a smaller increase in inventories in first quarter 1996 compared to 1995 due to the decrease in number of stores. The first quarter 1996 increase reflected the normal restocking of inventory levels following Christmas and January clearance sales. These improvements in cash flow from operations were offset by the continued net loss in 1996, coupled with cash outlays for reorganization expenses.

Capital expenditures decreased $9.2 million in first quarter 1996 compared to 1995, consistent with the company's focus on routine maintenance within existing stores rather than the opening of new stores. The decrease in property and equipment, net between year-end 1995 and first quarter 1996 primarily was due to the write-off of fixed assets in the Zeidler & Zeidler division.

As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the company has available a $200.0 million DIP facility with available borrowings of $87.7 million as of May 4, 1996. The DIP facility contains a restrictive covenant on the payment of dividends. In first quarter 1995, the company paid $6.8 million in dividends.



EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION


Item 1. Legal Proceedings
        See Footnote 1 to the condensed consolidated financial statments.

Items 2 through 5 of Part II are not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Bylaws of the Company, as amended April 23, 1996, were filed as an Exhibit to the company's annual report on Form 10-K for the year ended February 3, 1996, and are incorporated herein by reference.

(b) The company's Certificate of Incorporation, as amended September 8, 1995, was filed as an Exhibit to the company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, and is incorporated herein by reference.

(c) Exhibit 11, computation of per share earnings, is on page 12 of this Form 10-Q.

(d)      Exhibit 27, Financial Data Schedule, is on page 13 of this Form 10-Q.

(e)      There were no reports on Form 8-K filed during the quarter ended
         May 4, 1996.





                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EDISON BROTHERS STORES, INC.




Date: June 18, 1996                    By/s/David B. Cooper, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer