Form 10-Q
period 1996-08-03
EDISON BROTHERS STORES INC
filed 1996-09-17
CIK 31575

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             August 3, 1996

//TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

            For the transition period from          to

                     Commission file number   1-1394

                        Edison Brothers Stores, Inc.
          (Exact name of registrant as specified in its charter)

                            Delaware                   43-0254900
                (State or other jurisdiction of    (I.R.S. Employer
                 incorporation or organization)     Identification No.)

           501 N. Broadway, St. Louis, Missouri          63102
             (Address of principal executive offices)   (Zip Code)

    Registrant's telephone number, including area code   314-331-6000

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

                                   INDEX

                                                            Page No.

Part I.   Financial Information


          Condensed Consolidated Balance Sheets as of
            August 3, 1996; February 3,1996; and
            July 29, 1995                                        1


          Condensed Consolidated Statements of Income for
            the 13 weeks and 26 weeks ended August 3,1996, and
            for the 13 weeks and 26 weeks ended July 29, 1995    2


          Condensed Consolidated Statements of Cash Flows
            for the 26 weeks ended August 3,1996, and
            for the 26 weeks ended July 29, 1995                 3


          Notes to Condensed Consolidated
            Financial Statements                                 4


          Management's Discussion and Analysis of Operating
            Results and Financial Condition                      9



     Part II.  Other Information                                 11


Signatures                                                       11

                       PART I FINANCIAL INFORMATION
               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                           August 3, February 3,  July 29,
                                            1996        1996       1995
                                                   (In Millions)
Current Assets:
     Cash and cash equivalents               $123.2  $139.6      $ 49.7
     Short-term investments                    54.1
     Merchandise inventories                  243.2   250.5       369.2
     Income tax receivable                       .6    42.8        16.3
     Deferred income taxes                                         14.5
     Prepaid expenses                           5.9    10.2         9.9
     Other current assets                       7.2     9.4         6.5
           Total Current Assets               434.2   452.5       466.1

Property and Equipment, net                   190.5   209.0       287.8
Intangible Assets, net                         45.7    50.3        97.0
Prepaid Pension Expense                        38.1    38.4        40.8
Deferred Income Taxes                                               5.5
Other Assets                                   14.1    11.3        25.5
          Total Assets                       $722.6  $761.5      $922.7

                LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                           $       $   .2      $130.9
     Current portion of long-term debt                            233.5
     Accounts payable, trade                   70.9    64.8       101.1
     Payroll and vacations                     12.3    13.4        16.2
     Other taxes                                6.7     6.9         8.2
     Other current liabilities                 17.8    25.8        46.3
          Total Current Liabilities           107.7   111.1       536.2

Liabilities Subject to Settlement under
   Reorganization Proceedings                 497.4   489.8
Postretirement Benefits                                            40.5
Other Liabilities                             19.7     20.2        32.0

Common Stockholders' Equity:
     Common stock, par value $1 per share      22.2    22.1        22.1
     Capital in excess of par value            76.8    76.7        76.7
     Retained earnings (deficit)               (1.2)   41.6       231.5
     Foreign currency translation
       adjustment and other                                       (16.3)
          Total Common Stockholders' Equity    97.8   140.4       314.0
          Total Liabilities and Equity       $722.6  $761.5      $922.7

See notes to condensed consolidated financial statements.

               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    13 weeks Ended      26 weeks Ended
                                   August 3, July 29,  August 3, July 29,
                                      1996    1995        1996    1995
                                    (In millions, except per share data)
Net Sales                          $268.8    $334.7    $526.9    $652.8

Cost of goods sold, occupancy,
   and buying expenses              207.3     244.2     391.0     463.1
Store operating and administrative
   expenses                          69.1      86.3     138.4     173.5
Depreciation and amortization        10.1      16.7      20.5      33.7
Interest expense, net                  .5       6.3        .9      11.8
Restructuring and reorganization
   expenses                           7.0      20.9      18.6      20.9
     Total Costs and Expenses       294.0     374.4     569.4     703.0

Loss before Income Taxes            (25.2)    (39.7)    (42.5)    (50.2)
Income tax provision (benefit)                (14.0)       .4     (18.1)
Net Loss                           $(25.2)   $(25.7)   $(42.9)   $(32.1)

Per Common Share:
 Net Loss                          $(1.14)   $(1.17)   $(1.93)   $(1.46)

  Cash dividends declared                    $  .11              $   .42

  Weighted average common shares
    outstanding (in thousands)     22,202    22,074     22,168    22,051

See notes to condensed consolidated financial statements.


               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    26 weeks Ended
                                              August 3, 1996  July 29,1995
                                                      (In Millions)
Cash Flows from Operating Activities:
Net loss                                       $ (42.9)       $(32.1)
  Adjustments to reconcile net loss to
  net cash provided (used)by operating
  activities:
    Depreciation and amortization                  20.5          33.7
    Deferred income taxes, net of valuation
    allowance                                                   (12.0)
  Restructuring and reorganization expenses,
      noncash portion                               9.3          20.9
Changes in assets and liabilities, net of
   effects from acquisitions and divestitures:
       Merchandise inventories                      8.8         (46.5)
       Other assets                                45.6           3.8
       Accounts payable, accrued expenses,
       and other liabilities                        2.0          20.9
  Other                                             1.6           2.2
     Total Operating Activities                    44.9          (9.1)

Cash Flows from Investing Activities:
  Payments for companies and assets purchased,
     net of cash acquired                                       (10.9)
  Capital expenditures                             (7.9)        (27.4)
  Increase in short-term investments              (54.1)
  Net proceeds from disposal of subsidiary                        3.8
  Other                                              .7            .9
     Total Investing Activities                   (61.3)        (33.6)

Cash Flows from Financing Activities:
  Prepetition long-term debt payments                             (.1)
  Net prepetition short-term debt borrowings                     75.0
  Net postpetition payments under short-term
     credit facility                               (.2)
  Dividends on common stock                                      (9.3)
  Other                                              .9            .2
     Total Financing Activities                      .7          65.8

Effect of exchange rate changes on cash            (.7)           (.4)

Cash Provided (Used)                              (16.4)          22.7
Beginning cash and cash equivalents               139.6           27.0

Ending cash and cash equuivalents              $  123.2       $   49.7

See notes to condensed consolidated financial statements.

               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. On November 3, 1995 (the Petition Date),Edison Brothers Stores, Inc. (the company) and 65 of its subsidiaries and affiliates (the Debtors) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors-in-possession. A statutory Creditors' Committee has been appointed in the Chapter 11 cases. The Chapter 11 cases of the Debtors are being jointly administered for procedural purposes only.

     Certain foreign subsidiaries were not included in the Chapter 11 filing. The results of their operations and financial position are not material to the condensed consolidated financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including the company's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the condensed consolidated balance sheet could materially change because of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

     The accompanying unaudited financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the annual financial statements, including the notes thereto, included in the company's Annual Report to Stockholders for the year ended February 3,1996. Interim operating results are not necessarily indicative of those for a full fiscal year because of the seasonal nature of the business.

     With respect to the accompanying unaudited financial statements for the 26 weeks ended August 3, 1996, it is the company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim period. Certain prior year items have been reclassified to conform to the current year presentation.

2. In the Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affeced parties. The Debtors have the exclusive right to propose and file plans of reorganization and the exclusive right to solicit acceptances to such plans until February 28, 1997, and April 28, 1997, respectively, provided that they furnish their long-term business plan to the statutory Creditors' Committee on or before November 1, 1996. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to settlement under reorganization proceedings in the condensed consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. The Bankruptcy Court established a bar date of August 1, 1996, for all prepetition claims against the company. A bar date is the date by which claims against the company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. The company notified all known or potential claimants subject to the August 1, 1996, bar date of their need to file a proof of claim with the Bankruptcy Court. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

     Under the Bankruptcy Code, the company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other repetition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to settlement under reorganization proceedings include a provision for the estimated amount that may be claimed by lessors and allowed in connection with the rejection of unexpired real estate leases. The company will continue to analyze its executory contracts and may assume or reject additional contracts.

     The principal categories of claims classified as liabilities subject to settlement under reorganization proceedings are identified below. The amounts below in total are significantly less than the aggregate stated amounts of proofs of claim that have been filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional executory contracts by the company.

                                      August 3,   February 3,
                                        1996         1996
                                          (In Millions)
Notes payable - banks                   $205.9    $205.9
Long-term senior notes payable           150.0     150.0
Cash set-off applied to debt              (3.6)     (3.6)
Deferred debt costs                       (6.3)     (6.7)
Capital lease obligations                  8.4       8.4
Accrued interest payable                   3.5       3.5
Postretirement benefit accrual            41.8      41.1
Accounts payable                          37.3      38.5
Lease termination claims                  40.6      38.6
Taxes                                      4.0       4.3
Other                                     15.8       9.8
Total liabilities subject to settlement
      under reorganization proceedings  $497.4    $489.8


     During the first quarter of 1996, workers' compensation reserves totaling $6.4 million were reclassified to liabilities subject to settlement under reorganization proceedings. The reserves represent unpaid claims and an estimate of incurred but not reported claims existing as of the Petition Date. These reserves were classified as other current liabilities as of February 3, 1996.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on any repetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the court and becomes effective. Interest on repetition obligations has not been accrued after the Petition Date. Contractual interest expense not recorded on certain repetition debt totalled $17.5 million for the 26 weeks ended August 3, 1996. Cumulative contractual interest expense totaled $26.6 million as of August 3,1996.

     Prior to the Chapter 11 filing and certain agreements discussed below, the company's debt consisted of senior notes held by various institutional lenders amounting to $150.0 million. The unsecured senior notes, having maturities from 7 to 15 years, were to bear interest at rates of 7.09% to 8.04%. The company also had outstanding borrowings under a $125.0 million revolving credit facility as well as short-term and demand notes under uncommitted bank lines with varying interest rates and maturity dates. In addition, the company had $8.4 million in capital lease obligations relating to its Washington, Missouri, distribution center which are characterized as capital leases for financial reporting purposes.

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

     As of the Petition Date, the company had outstanding $150.0 million of senior notes, $125.0 million under its $125.0 million revolving credit facility, $80.9 million of short-term and demand notes under its uncommitted bank lines, $8.4 million of capital lease obligations, and $21.6 million under its $75.0 million secured revolving line of credit facility. The company received authorization from the Bankruptcy Court to make a $21.6 million payment in satisfaction of the secured revolving line of credit facility. In addition, $3.6 million of cash was set-off by the banks against outstanding principal and accrued interest balances.

3. The company and Edison Brothers Apparel Stores, Inc., as debtors-in-possession, are parties to a Loan Agreement dated effective November 9, 1995, (the DIP facility) with BankAmerica Business Credit, Inc., as Agent and Lender, under which the company may borrow up to $200.0 million to fund ongoing working capital needs. The DIP facility, which has been approved by the Bankruptcy Court, has a sublimit of $150.0 million, subject to collateral restrictions, for the issuance of letters of credit. The DIP facility is intended to provide the company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 cases.

     At the company's option, the company may borrow under the DIP facility at the Reference Rate (as defined in the DIP facility) plus .25% or at the Eurodollar Rate (as defined in the DIP facility) plus 1.5%. The current borrowing rate is 8.5%. The maximum borrowing, up to $200.0 million, is limited to 50% of the value of eligible inventory (as defined in the DIP facility) plus 95% of the amount of cash deposited with the Agent. The company is required to pay a commitment fee of .375% per annum on the unused portion of the DIP facility. The DIP facility contains restrictive covenants including, among other things, a limitation on store closings of 850, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings (EBITDA) and inventory levels, and a prohibition on paying dividends. At August 3,1996 the company was in compliance with the DIP facility covenants.

     The lenders under the DIP facility have a "super-priority" administrative expense claim against the estate of the company. The DIP facility expires on the earlier of November 9, 1997, or the effective date of a plan of reorganization that is confirmed by the Bankruptcy Court.

     As of August 3, 1996, no borrowings were outstanding under the DIP facility. Outstanding letters of credit were $120.8 million and available borrowings under the DIP facility were $52.2 million.

4.   Restructuring and reorganization expenses were as follows:

                                                   26 Weeks Ended
                                             August 3,           July 29,
                                                1996               1995
                                                      (In Millions)
     Estimated costs of store closings       $ 9.0               $20.9
     Early retirement program                  2.3
     Interest income                          (3.8)
     Other, primarily professional fees       11.1
     Total restructuring and reorganization
        expenses                             $18.6               $20.9


     During the first and second quarters of 1996 and the second quarter of 1995, the company recognized store closing provisions relating to restructuring plans designed to sell or close unprofitable stores. Store closing costs of $9.0 million and $20.9 million for the 26 week periods ended August 3, 1996 and July 29, 1995, respectively, represent provisions to cover early lease termination claims and the write-off of fixtures and equipment, leasehold improvements, and related assets associated with these plans. For the periods ended August 3, 1996, and July 29, 1995, total charges of $7.0 million and $7.4 million, respectively, representing the net book value of fixed and intangible assets, had been made to the reserves.

     As part of its restructuring initiatives, the company offered an early retirement package to eligible employees, Expenses totaling $2.3 million related to the program were recorded during second quarter 1996.

     Other reorganization expenses of $11.1 million relate primarily to administrative expenses incurred as a result of the claims reconciliation process and professional fees incurred as a result of the Chapter 11 filing and restructuring activities. These professional fees include accounting, legal and consulting services provided to the company and the Creditors' Committee (which, subject to court approval, are required to be paid by the company while it is in Chapter 11.)

5. Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the company's stock option plans would have no material dilutive effect on earnings per common share.

6. Common stock shares authorized total 100,000,000; at August 3, 1996, 27,554,232 shares were issued of which 5,352,454 shares were being held in the company's treasury and 22,201,778 shares were outstanding.

7. Investments are stated at cost that approximates market and consist of government securities having maturities ranging from September, 1996, to January, 1997.

     The company considers those investments with maturities of three months or less to be cash equivalents for condensed consolidated statements of cash flows.

8.   Property and equipment, net is composed of the following:

                                          August 3, February 3,  July 29,
                                           1996        1996        1995
                                                    (In Millions)
Cost                                      $410.1     $422.3       $558.9
Accumulated depreciation and amortization (219.6)    (213.3)      (271.1)
Net book value                            $190.5     $209.0       $287.8

9.   Intangible assets, net is composed of the following:

Cost                                      $ 68.3     $ 71.4       $133.5
Accumulated amortization                   (22.6)     (21.1)       (36.5)
Net book value                            $ 45.7     $ 50.3       $ 97.0

10. The effective tax rate of (.9%) of pretax loss for the 26 weeks ended August 3, 1996, differs from the company's customary relationship between the income tax provision and pretax accounting income (loss). Due to the uncertainty of the company producing future income which will be available to absorb net operating loss carryforwards, no tax benefit relative to current operating results has been recorded. In addition, the company has concluded that it is likely it will not be able to realize its deferred tax assets. Accordingly, an allowance against the net deferred tax asset balance of $.8 million and a charge to income tax expense are reflected in the condensed consolidated financial statements as of August 3, 1996.

     The provision of $.4 million on the 1996 condensed consolidated income statement consists of a charge of $.3 million related to operations in Puerto Rico, Canada, Taiwan, Hong Kong, and the Philippines, a $.3 million charge related to state minimum taxes, a $1.0 million deferred tax benefit and the $.8 million deferred tax valuation allowance charge referred to above.

          EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Net sales for the 13 weeks and 26 weeks ended August 3, 1996, decreased by 19.7% and 19.3%, respectively, from the comparable periods of 1995. The decrease was primarily due to the 29.0% decline in the number of stores between the end of second quarter 1995 and the end of second quarter 1996 from 2,735 stores to 1,943 stores, respectively. Same-store sales decreased 2.9% and 3.8% for the 13 week and 26 week periods, respectively. All chains reported same-store sales decreases except for Size 5-7-9 which reported increases of 11.0% and 13.9% for the 13 week and 26 week periods, respectively.

Cost of goods sold , occupancy, and buying expenses as a percentage of sales were 77.1% and 74.2% for the 13 weeks and 26 weeks of 1996, respectively, compared with 73.0% and 70.9% for the comparable periods in 1995. For both periods of 1996 the increased percentages resulted from higher cost of goods sold, primarily from increased markdowns.

In first quarter 1996, the closing of the Zeidler & Zeidler division was announced. At the beginning of August 1996, the remaining 70 stores in that division began their liquidation process. A significant markdown accrual of $6.3 million was recorded in the second quarter 1996 in connection with the liquidation of the remaining inventory of this chain. The liquidation process is expected to be completed by the end of third quarter 1996.

The company's big and tall menswear division, Repp Ltd., also recorded a special markdown accrual of $6.1 million during the second quarter 1996 to substantially reduce its inventory of tailored clothing in an effort to move away from the suit and sportcoat categories and to increase its focus on casual components.

Higher merchandise costs also contributed to the increase in cost of goods sold, continuing the trend noted in first quarter 1996. Size 5-7-9 continued to use more domestic sourcing, Repp Ltd. focused more on branded merchandise versus private label, and Wild Pair changed its product mix, focusing more on footwear than accessories.


Improvements were seen in cost of goods sold in both Size 5-7-9 and J. Riggings. Lower initial retail prices and lower, fresher inventory levels in both Size 5-7-9 and J. Riggings resulted in reduced markdowns for both the 13 week and 26 week periods of 1996 compared to 1995.

The increase in the company's cost of goods sold was offset slightly by decreased occupancy and buying costs. As a percentage of sales, occupancy and buying costs decreased 1.6% and 1.3% for the 13 week and 26 week periods, respectively, compared to the comparable periods in 1995. The decrease was attributable to an increase in average sales per store primarily in Size 5-7-9 and JW/Jeans West.

Store operating and administrative expenses decreased 20.2% for the 26 week period in 1996 compared to the same period in 1995. As a percentage of sales, store operating and administrative expenses were 26.3% and 26.6% for the 26 week periods in 1996 and 1995, respectively. The same trend was experienced in the 13 week period with expenses at 25.7% of sales in 1996 compared to 25.8% of sales in 1995. For the 26 week period, store expenses decreased $29.4 million to 19.6% of sales in 1996 compared to 20.3% of sales in 1995. For the 13 week period, store expenses decreased $15.0 million to 19.2% of sales in 1996 compared to 19.9% of sales in 1995. Administrative expenses decreased $2.2 million and $5.7 million for the 13 week and 26 week periods, respectively, but increased slightly as a percentage of sales. Depreciation and amortization continued to decrease between years due to the number of store closings and reduced capital expenditures. Net interest expense decreased $5.8 million and $10.9 million for the 13 week and 26 week periods, respectively. Interest expense on prepetition liabilities of $8.7 million and $17.5 million was not recorded for the 13 week and 26 week periods in 1996, respectively.

Restructuring and reorganization expenses of $18.6 million for the 26 week period in 1996 consisted of $9.0 million for store closing costs, $2.3 million related to an early retirement program, and $11.1 million of reorganization expenses, primarily legal and consulting fees, offset by $3.8 million of interest income. In the second quarter 1995, a $20.9 million store closing reserve was booked related to the closing of approximately 250 under-performing apparel stores.

The pretax loss for the 26 week period in 1996, excluding restructuring and reorganization expenses of $18.6 million and special markdown accruals of $12.4 million, was $11.5 million compared to a pretax loss of $29.3 million for the same period in 1995 adjusted for the $20.9 million store closing reserve recorded in 1995. The adjusted pretax loss for the 13 week period in 1996 was $5.8 million compared to the adjusted pretax loss of $18.8 million in 1995.


FINANCIAL CONDITION

During the 26 weeks ended August 3, 1996, the company produced positive cash flow from operations resulting in an increase in cash and short-term investments of $37.7 million from year-end 1995. During the second quarter 1996, the company invested $54.1 million in short-term government securities. Cash flow from operations during the 26 week period in 1996 increased $54.0 million from the same period in 1995 primarily due to the liquidation of merchandise and the receipt of an income tax refund of $37.9 million in first quarter 1996. Merchandise inventories decreased $7.3 million or 2.9% from year-end 1995 and $126.0 million or 34.1% from second quarter 1995 primarily due to the decrease in number of stores but also due to a tighter control over inventory levels.

Cash flow from operations also improved as a result of the deferral of payment of interest expense on prepetition obligations (see Note 2 of the Notes to Condensed Consolidated Financial Statements). Contractual interest expense not recorded on certain prepetition debt totalled $17.5 million for the 26 weeks ended August 3,1996. Interest expense of $13.1 million was recorded in the net loss for the 26 weeks ended July 29, 1995.

Capital expenditures decreased $19.5 million in the 26 week period of 1996 compared to the comparable period of 1995. The decrease in property and equipment, net between the end of second quarter 1995 and second quarter 1996 was due to store closings. The change between year-end 1995 and the end of second quarter 1996 was primarily due to the write-off of fixed assets in the Zeidler & Zeidler division in first quarter 1996.

Positive cash flow from operations during 1996 reduced the company's reliance on debt to fund working capital needs. In the first half of 1995, the company increased its borrowings by $75.0 million to fund inventory purchases. As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the company has available a $200.0 million DIP facility with available borrowings of $52.2 million as of August 3, 1996. The DIP facility contains a restrictive covenant prohibiting the payment of dividends and none were paid in the first half of 1996. In the first half of 1995, the company paid $9.3 million in dividends.



          EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                    PART II OTHER INFORMATION

Item 1.Legal Proceedings
       See Note 1 of the Notes to Condensed Consolidated
       Financial Statements.

Items 2 and 3 of Part II are not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

The company's annual meeting of stockholders was held June 12, 1996. At the meeting, the stockholders voted to elect 10 directors of the company. Each nominee for director was elected by a vote of the stockholders as follows:

                     Votes         Votes
                     Cast For      Withheld

Bart A. Brown, Jr.   19,019,183    928,913
David B. Cooper, Jr. 19,081,624    866,472
Julian I. Edison     19,071,310    876,786
Peter A. Edison      19,060,439    887,657
Jane Evans           19,036,140    911,956
Richard C. Marcus    19,056,817    891,279
Karl W. Michner      19,063,568    884,528
Alan D. Miller       19,079,601    868,495
Alan A. Sachs        19,069,426    878,670
Craig D. Schnuck     19,055,780    892,316

Item 5 of Part II is not applicable.

Item 6. Exhibits and Reports on Form 8-K

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

(c) Form of Amended and Restated Employment Agreement entered into by the company on June 21, 1996, with Alan D. Miller, Chairman, President and Chief Executive Officer of the company.

(d) Form of Amended and Restated Employment Agreement entered into by the company on June 21, 1996, with certain other executive officers of the company.

(e) Form of Amended and Restated Employment Agreement entered into by the company on June 21, 1996, with other executive officers of the company.

(f) Exhibit 11, computation of per share earnings, is on page 16 of this Form 10-Q.

(g)  Exhibit 27, Financial Data Schedule, is on page 17 of this
     Form 10-Q.

(h) There were no reports on Form 8-K filed during the quarter ended August 3, 1996.



                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   EDISON BROTHERS STORES, INC.


DATE: September 16, 1996      By /S/
                              David B. Cooper, Jr.
                              Executive Vice President and
                               Chief Financial Officer