Form 10-Q
period 1996-11-02
EDISON BROTHERS STORES INC
filed 1996-12-17
CIK 31575

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             November 2, 1996

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

                                   INDEX

                                                            Page No.

Part I.   Financial Information


          Condensed Consolidated Balance Sheets as of
            November 2, 1996; February 3,1996; and
            October 28, 1995                                     1


          Condensed Consolidated Statements of Income for
            the 13 weeks and 39 weeks ended November 2, 1996,
            and for the 13 weeks and 39 weeks ended
            October 28, 1995                                     2


          Condensed Consolidated Statements of Cash Flows
            for the 39 weeks ended November 2, 1996, and for
            the 39 weeks ended October 28, 1995                  3


          Notes to Condensed Consolidated
            Financial Statements                                 4


          Management's Discussion and Analysis of Operating
            Results and Financial Condition                      10



Part II.  Other Information                                      13


Signatures                                                       13



PART I FINANCIAL INFORMATION
EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                           Nov. 2,     Feb. 3,  Oct.28,
                                            1996        1996       1995
                                                   (In Millions)
            ASSETS
Current Assets:
     Cash and cash equivalents               $ 75.6  $139.6      $ 20.4
     Short-term investments                    82.8
     Merchandise inventories                  251.4   250.5       345.1
     Income tax receivable                       .7    42.8        39.4
     Prepaid expenses                           5.1    10.2         7.5
     Other current assets                       5.6     9.4        18.5
           Total Current Assets               421.2   452.5       430.9

Property and Equipment, net                   190.1   209.0       260.4
Intangible Assets, net                         43.9    50.3        63.1
Prepaid Pension Expense                        40.1    38.4        41.9
Other Assets                                   13.7    11.3         9.2
          Total Assets                       $709.0  $761.5      $805.5

                LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

Current Liabilities:
     Notes payable                           $       $   .2      $152.5
     Current portion of long-term debt                            233.4
     Accounts payable, trade                   63.2    64.8        58.9
     Payroll and vacations                     11.2    13.4        15.6
     Other taxes                                7.3     6.9         6.5
     Other current liabilities                 18.6    25.8        37.4
          Total Current Liabilities           100.3   111.1       504.3

Liabilities Subject to Settlement under
   Reorganization Proceedings                 501.9   489.8
Postretirement Benefits                                            40.7
Other Liabilities                              20.3    20.2        32.0

Common Stockholders' Equity:
     Common stock, par value $1 per share      22.2    22.1        22.1
     Capital in excess of par value            76.9    76.7        76.7
     Retained earnings (deficit)              (12.8)   41.6       148.3
     Foreign currency translation
       adjustment and other                      .2               (18.6)
          Total Common Stockholders' Equity    86.5   140.4       228.5
          Total Liabilities and Equity       $709.0  $761.5      $805.5

<fn1>

See notes to condensed consolidated financial statements.

</fn1>


EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    13 Weeks Ended      39 Weeks Ended
                                   Nov 2,    Oct 28,   Nov 2,     Oct 28,
                                   1996       1995     1996       1995
                                    (In millions except per share data)

Net Sales                          $255.2    $319.8    $782.1     $972.6

Cost of goods sold, occupancy,
   and buying expenses              182.9     246.4     573.9      709.5
Store operating and administrative
   expenses                          65.6      85.6     204.0      259.1
Depreciation and amortization        10.6      15.3      31.1       49.0
Interest expense, net                  .4      11.0       1.3       22.8
Restructuring and reorganization
     expenses                         7.2      48.4      25.8       69.3
     Total Costs and Expenses       266.7     406.7     836.1    1,109.7

Loss before Income Taxes            (11.5)    (86.9)    (54.0)    (137.1)
Income tax provision (benefit)                 (3.7)       .4      (21.7)
Net Loss                           $(11.5)   $(83.2)   $(54.4)   $(115.4)

Per Common Share:
 Net Loss                          $ (.52)   $(3.77)   $(2.45)   $(5.23)

  Cash dividends declared          $         $         $         $   .42

  Weighted average common shares
    outstanding (in thousands)     22,202    22,087     22,180    22,063


<fn2>

See notes to condensed consolidated financial statements.

</fn2>


EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    39 Weeks Ended
                                              Nov 2, 1996   Oct 28,1995
                                                      (In Millions)

Cash Flows from Operating Activities:
Net loss                                       $ (54.4)       $(115.4)
  Adjustments to reconcile net loss to
  net cash provided(used)by operating
  activities:
  Depreciation and amortization                    31.1          49.0
  Deferred income taxes, net of valuation
   allowance                                                      6.2
  Restructuring and reorganization expenses,
    noncash portion                                11.3          69.3
  Changes in assets and liabilities, net of
   effects from acquisitions and divestitures:
       Merchandise inventories                      (.7)        (23.0)
       Other assets                                45.3         (11.1)
       Accounts payable, accrued expenses,
         and other liabilities                     (6.8)        (30.1)
  Other                                             5.4           4.2
  Total Operating Activities                       31.2         (50.9)

Cash Flows from Investing Activities:
  Payments for companies and assets purchased,
    net of cash acquired                                        (14.1)
  Capital expenditures                            (13.1)        (34.5)
  Increase in short-term investments              (82.8)
  Net proceeds from disposal of subsidiary                        3.8
  Other                                              .7           2.0
  Total Investing Activities                      (95.2)        (42.8)

Cash Flows from Financing Activities:
  Prepetition long-term debt payments                             (.1)
  Net prepetition short-term debt borrowings                     96.6
  Net postpetition payments under short-term
     credit facility                               (.2)
  Dividends on common stock                                      (9.3)
  Other                                             2.0            .6
  Total Financing Activities                        1.8          87.8

Effect of exchange rate changes on cash            (1.8)          (.7)

Cash Used                                         (64.0)          (6.6)
Beginning Cash and Cash Equivalents               139.6           27.0

Ending Cash and Cash Equivalents               $   75.6       $   20.4

<fn3>

See notes to condensed consolidated financial statements.

</fn3>

EDISON BROTHERS STORES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. On November 3,1995 (the Petition Date), Edison Brothers Stores, Inc. (the company) and 65 of its subsidiaries and affiliates (the Debtors) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors-in possession. A statutory Creditors' Committee has been appointed in the Chapter 11 cases. The Chapter 11 cases of the Debtors are being jointly administered for procedural purposes only.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     With respect to the accompanying unaudited financial statements for the 39 weeks ended November 2, 1996, it is the company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim period. Certain prior year items have been reclassified to conform to the current year presentation.

2. In the Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. The Debtors have the exclusive right to propose and file plans of reorganization and the exclusive right to solicit acceptances of such plans until February 28, 1997, and April 28, 1997, respectively, the Debtors having completed their long term business plan and submitted it to the statutory Creditors' Committee on November 1, 1996. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to settlement under reorganization proceedings in the condensed consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. The Bankruptcy Court established a bar date of August 1, 1996, for substantially all prepetition claims against the company. Excluded from the bar date are, among other things, claims for damages resulting from the rejection of real estate leases and other executory contracts where such rejections occur on or after July 1, 1996. Such claims are subject to separate bar dates. A bar date is the date by which claims against the company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. The company notified all known or potential claimants subject to the August 1, 1996, bar date of their need to file a proof of claim with the Bankruptcy Court. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

     Under the Bankruptcy Code, the company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to settlement under reorganization proceedings include a reserve for the estimated amount that may be claimed by lessors and allowed in connection with the rejection of unexpired real estate leases. The company will continue to analyze its executory contracts and may assume or reject additional contracts.

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


                                               Nov 2, 1996    Feb. 3, 1996
                                                      (In Millions)


     Notes payable - banks                     $205.9            $205.9
     Long-term senior notes payable             150.0             150.0
     Cash set-off applied to debt                (3.6)             (3.6)
     Deferred debt costs                         (6.3)             (6.7)
     Capital lease obligations                   12.4               8.4
     Accrued interest payable                     3.5               3.5
     Postretirement benefit accrual              42.0              41.1
     Accounts payable                            39.6              38.5
     Lease termination claims                    39.2              38.6
     Taxes                                        4.1               4.3
     Other                                       15.1               9.8
     Total liabilities subject to settlement
       under reorganization proceedings.       $501.9            $489.8


     During the first quarter of 1996, workers' compensation reserves totaling $6.4 million were reclassified to liabilities subject to settlement under reorganization proceedings. The reserves represent unpaid claims and an estimate of incurred but not reported claims existing as of the Petition Date. These reserves were classified as other current liabilities as of February 3, 1996.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on any prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the court and becomes effective. Interest on prepetition obligations has not been accrued after the Petition Date. Contractual interest expense not recorded on certain prepetition debt totaled $26.3 million for the 39 weeks ended November 2, 1996. Cumulative contractual interest expense not recorded since the Petition Date totaled $35.4 million as of November 2, 1996.

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

3. The company and Edison Brothers Apparel Stores, Inc., as debtors-in-possession, are parties to a Loan Agreement dated effective November 9, 1995(the DIP facility) with BankAmerica Business Credit, Inc., as Agent and Lender, under which the company may borrow up to $200.0 million to fund ongoing working capital needs. The DIP facility, which has been approved by the Bankruptcy Court, has a sublimit of $150.0 million, subject to collateral restrictions, for the issuance of letters of credit. The DIP facility is intended to provide the company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 cases.

     At the company's option, the company may borrow under the DIP facility at the Reference Rate (as defined in the DIP facility) plus .25% or at the Eurodollar Rate (as defined in the DIP facility) plus 1.5%. The current borrowing rate is 8.5%. The maximum borrowing, up to $200.0 million, is limited to 50% of the value of eligible inventory (as defined inthe DIP facility) plus 95% of the amount of cash deposited with the Agent. The company is required to pay a commitment fee of .375% per annum on the unused portion of the DIP facility. The DIP facility contains restrictive covenants including, among other things, a limitation on store closings of 850, limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings (EBITDA) and inventory levels, and a prohibition on paying dividends. At November 2,1996, the company was in compliance with the DIP facility covenants.

     The lenders under the DIP facility have a super-priority' administrative expense claim against the estate of the company. The DIP facility expires on the earlier of November 9, 1997, or the effective date of a plan of reorganization that is confirmed by the Bankruptcy Court.

     As of November 2, 1996, no borrowings were outstanding under the DIP facility. Outstanding letters of credit were $104.8 million and available borrowings under the DIP facility were $49.9 million.

4.   Restructuring and reorganization expenses were as follows:

                                                      39 Weeks Ended
                                               Nov 2, 1996    Oct 28, 1995
                                                     (In Millions)

     Estimated loss on sale of subsidiaries    $                 $33.3
     Estimated costs of store closings          10.5              20.9
     Accelerated goodwill amortization                            15.1
     Early retirement program                    2.3
     Interest income                            (5.9)
     Other, primarily professional fees         18.9

     Total restructuring and reorganization
        expenses                               $25.8             $69.3


     In third quarter 1995, the company recorded a $33.3 million charge to adjust the net book value of the assets of the mall entertainment division to their net realizable value based on an estimated selling price. The company sold substantially all of the assets of its mall entertainment division in January, 1996.

     During the second and fourth quarters of 1995, the company recognized store closing provisions relating to a restructuring plan for the closing of unprofitable stores in 1995 and the first half of 1996. In 1995, store closing costs of $101.6 million were recognized and represented a reserve to cover early lease termination claims and the write-off of fixtures and equipment, leasehold improvements, and related intangible assets. In 1996, additional stores were identified to be closed during 1996 and the early part of 1997 and an additional $10.5 million store closing reserve was recorded. Sales through third quarter 1996 for stores that either have closed in 1996 or will be closed by the early part of 1997 totaled $144.8 million. Total charges of $69.0 million, representing the net book value of fixed and intangible assets, have been made to the reserve since inception. Of the remaining reserve, $39.2 million related to lease termination claims has been reclassified to liabilities subject to settlement under reorganization proceedings.

     The company also recorded a $15.1 million charge in third quarter 1995 for the accelerated amortization of Zeidler & Zeidler goodwill based on an analysis of estimated future cash flow, discounted to present value. An evaluation of the carrying value of the goodwill in relation to the operating performance of the underlying business indicated that such goodwill had declined in value. In first quarter 1996, the company announced plans to close its Zeidler & Zeidler division. At the end of October, 1996, the liquidation process was virtually complete and the last Zeidler & Zeidler store was closed in November, 1996.

     As part of its restructuring initiatives, the company offered an early retirement package to eligible employees. Expenses totaling $2.3 million related to the program were recorded during second quarter 1996.

     Other reorganization expenses of $18.9 million relate primarily to administrative expenses incurred as a result of the claims reconciliation process and professional fees incurred as a result of the Chapter 11 filing and restructuring activities. These professional fees include accounting, legal and consulting services provided to the company and the Creditors' Committee (which, subject to court approval, are required to be paid by the company while it is in Chapter 11.)

5. Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the company's stock option plans would have no material dilutive effect on earnings per common share.

6. Common stock shares authorized total 100,000,000; at November 2, 1996, 27,554,232 shares were issued of which 5,352,454 shares were being held in the company's treasury and 22,201,778 shares were outstanding.

7. Investments are stated at cost that approximates market and consist of government securities having maturities ranging from November, 1996, to March, 1997.

     The company considers those investments with maturities of three months or less to be cash equivalents for condensed consolidated statements of cash flows.

8.   Property and equipment, net is composed of the following:


                                          Nov. 2,    Feb. 3,     Oct. 28,
                                           1996        1996        1995
                                                    (In Millions)


Cost                                      $410.1    $422.3       $522.0
Accumulated depreciation and amortization (220.0)   (213.3)      (261.6)
Net book value                            $190.1    $209.0       $260.4


9.   Intangible assets, net is composed of the following:


Cost                                      $ 65.4    $ 71.4       $ 93.3
Accumulated amortization                   (21.5)    (21.1)       (30.2)
Net book value                            $ 43.9    $ 50.3       $ 63.1


10. The effective tax rate of (.7%) of pretax loss for the 39 weeks ended November 2, 1996, differs from the company's customary relationship between the income tax provision and pretax accounting income (loss). Due to the uncertainty of the company producing future income which will be available to absorb net operating loss carryforwards, no tax benefit relative to current operating results has been recorded. In addition, the company has concluded that it is likely it will not be able to realize its deferred tax assets. Accordingly, an allowance against the net deferred tax asset balance of $(.3) million, representing a slight decrease in the total deferred tax asset balance on a year-to-date basis, and a credit to income tax expense are reflected in the condensed consolidated financial statements as of November 2, 1996. The provision of $.4 million on the 1996 condensed consolidated income statement consists of a charge of $.4 million related to operations in Puerto Rico, Canada, Taiwan, Hong Kong and the Philippines, a $.3 million charge related to state minimum taxes, and the $(.3) million deferred tax valuation allowance adjustment referred to above.


EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Net sales for the third quarter and 39 weeks ended November 2, 1996, decreased by 20.2% and 19.6%, respectively, from the comparable periods of 1995 primarily due to the reduction in the number of stores. The company operated 2,687 stores at the end of the third quarter 1995 compared to 1,873 at the end of the third quarter 1996. Same-store sales decreased 1.6% and 3.1% for the 13 week and 39 week periods ended November 2, 1996, respectively. For the 13 week period Size 5-7-9 reported a same-store sale
increase of  7.1% and Repp Ltd. reported an increase of 3.7%.   For the 39
week period Size 5-7-9 reported a same-store sale increase of 11.6% and Repp Ltd. was flat. The remaining chains' same-store sales were down for both periods. The positive sales increases in Size 5-7-9 reflect the impact of the company's restructuring initiatives on Size 5-7-9, the chain furthest along in the restructuring process. These restructuring initiatives are focused on various facets of store operations and are primarily designed to improve efficiency, reduce expenses, enhance customer service and re-energize sales.

Sales for 1997 will be impacted by the store closings in 1996. Sales through third quarter 1996 for stores that either have closed in 1996 or will be closed by the early part of 1997 totaled $144.8 million.

Cost of goods sold, including occupancy and buying expenses, as a percentage of sales was 71.7% and 73.4% for the third quarter and 39 weeks of 1996, respectively, compared to 77.0% and 72.9% for the comparable periods in 1995.

The decrease in cost of goods sold as a percentage of sales for the third quarter 1996 compared to 1995 was primarily due to a special markdown of $18.2 million recorded in third quarter 1995 associated with the restructuring of tailored clothing merchandise in J. Riggings and Zeidler & Zeidler.

The increase in cost of goods sold as a percentage of sales for the 39 weeks was due to increased merchandise costs primarily in Size 5-7-9, Repp Ltd., and the footwear divisions. Size 5-7-9 increased its use of domestic sourcing, Repp Ltd. focused more on branded merchandise versus private label, and Wild Pair continued to change its product mix, focusing more on footwear than accessories.

Special markdown accruals recorded in the second quarter 1996 related to the liquidation of the remaining inventory in the Zeidler & Zeidler division and the reduction of the tailored clothing inventory in Repp Ltd. also contributed to the increase in cost of goods sold as a percentage of sales for the 39 weeks in 1996 compared to 1995.

Occupancy and buying expenses as a percentage of sales decreased for both the third quarter and 39 weeks of 1996 compared to the comparable periods in 1995. For the respective third quarters, occupancy and buying expenses were 18.4% and 20.3% of sales in 1996 and 1995. For the 39 week period, occupancy and buying expenses were 18.9% and 20.4% of sales in 1996 and 1995, respectively. The decrease was attributable to the closing of underperforming stores.

Store operating and administrative expenses decreased as a percentage of sales for both the third quarter and 39 week periods in 1996 compared to 1995. For third quarter, store operating and administrative expenses were 25.7% and 26.8% of sales in 1996 and 1995, respectively. For the 39 weeks, such expenses were 26.1% and 26.6% of sales in 1996 and 1995, respectively.


Store expenses as a percentage of sales for the third quarter were 19.0% and 19.5% for 1996 and 1995, respectively. For the 39 weeks, store expenses were 19.4% and 20.1% of sales for 1996 and 1995, respectively. The decrease was also attributable to the closing of underperforming stores.

Administrative expenses decreased $6.1 million and $11.9 million for the third quarter and 39 week periods of 1996, respectively, remaining relatively constant as a percentage of sales. Depreciation and amortization decreased between years due to the decrease in number of stores in operation and reduced capital expenditures. Net interest expense decreased $10.6 million and $21.5 million for the third quarter and 39 week periods, respectively. Interest expense on prepetition liabilities of $8.8 million and $26.3 million, respectively, was not recorded for the third quarter and 39 week periods in 1996.

Restructuring and reorganization expenses of $25.8 million for the 39 week period in 1996 consisted of $10.5 million for store closing costs, $2.3 million related to an early retirement program, and $18.9 million of reorganization expenses, primarily legal and consulting fees, offset by $5.9 million of interest income. In the 39 week period in 1995, a $20.9 million store closing reserve was booked related to the closing of approximately 250 underperforming apparel stores, a $33.3 million charge was recorded to adjust the net book value of the assets of the mall entertainment division to their net realizable value based on an estimated selling price, and a $15.1 million charge for the accelerated amortization of Zeidler & Zeidler goodwill based on an analysis of estimated future cash flow, discounted to present value, was also recorded.

The pretax loss for the 39 week period in 1996, excluding restructuring and reorganization expenses of $25.8 million and special markdown accruals of $12.4 million, was $15.8 million compared to a pretax loss of $49.6 million for the same period in 1995 adjusted for special markdown accruals of $18.2 million, store closing provisions of $20.9 million and asset write-downs of $48.4 million. The adjusted pretax loss for the third quarter in 1996 was $4.3 million compared to the adjusted pretax loss of $20.3 million for the third quarter in 1995.


FINANCIAL CONDITION

During the 39 weeks ended November 2, 1996, the company had positive cash flow from operations contributing to an increase in cash and short-term investments of $18.8 million from year-end 1995. Excess cash was invested in short-term government securities having maturities ranging from November, 1996, to March, 1997. Cash flow from operations during the 39 week period in 1996 increased $82.1 million from the comparable period in 1995 primarily due to the receipt of an income tax refund of $37.9 million in first quarter 1996 and improved operating results due to the closing of underperforming stores. The seasonal buildup of inventory was much higher at the end of third quarter 1995 compared to 1996 due in part to the larger number of stores in operation. Average inventory per store at the end of third quarter 1995 was also higher than in 1996 due to tighter inventory control in 1996. Tighter credit terms by vendors in third quarter 1995 also caused a significant decrease in accounts payable in third quarter last year.

Capital expenditures decreased $21.4 million in the 39 week period of 1996 compared to the comparable period of 1995. The decrease in property and equipment, net and intangibles, net between the end of third quarter 1995 and third quarter 1996 was primarily due to store closings. The change between year-end 1995 and the end of third quarter 1996 was primarily due to the write-off of fixed assets in the Zeidler & Zeidler division in first quarter 1996 when the decision was made to close the remaining Zeidler & Zeidler stores.

Positive cash flow from operations during 1996 reduced the company's reliance on debt to fund working capital needs. In the first half of 1995, the company increased its borrowings by $75.0 million and during the third quarter 1995 borrowed $21.5 million under a revolving line of credit with BankAmerica Business Credit, Inc. Both increases were used to finance seasonal inventory levels and other working capital needs. As discussed in
Note 3 of the Notes to Condensed Consolidated Financial Statements, the company has available a $200.0 million DIP facility with available borrowings of $49.9 million as of November 2, 1996. The DIP facility contains a restrictive covenant prohibiting the payment of dividends and none were paid during 1996. In the first half of 1995, the company paid $9.3 million in dividends.



               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                         PART II OTHER INFORMATION

Item 1 Legal Proceedings
       See Note 1 of the Notes to Condensed Consolidated Financial
Statements.

Items 2, 3, 4 and 5 of Part II are not applicable.

Item 6 Exhibits and Reports on Form 8-K.

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

(c) Exhibit 11, computation of per share earnings, is on page 14 of this Form 10-Q.

(d)  Exhibit 27, Financial Data Schedule, is on page 15 of this Form 10-Q.

(e) There were no reports on Form 8-K filed during the quarter ended November 2, 1996.



                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly amortized.


                       EDISON BROTHERS STORES, INC.


DATE: December 16, 1996       By /s/David B. Cooper, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer