Form 10-K
period 1997-02-01
EDISON BROTHERS STORES INC
filed 1997-05-01
CIK 31575

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended       February 1, 1997


/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Common stock par value $1 per share          New York Stock
Exchange
Common stock Purchase Rights            New York Stock Exchange

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

Yes X   No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here in, and will not be contained, to the best of registrant's's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 18, 1997:

             Common Stock, $1 par value - $10,407,083

It is assumed for purposes of this calculation that the registrant has no "affiliates". Information as to the share holdings of directors of the registrant is provided in Item 12 -
Security Ownership of Certain Beneficial Owners and Management.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 18, 1997:

          Common Stock, $1 par value - 22,201,778 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to stockholders for the fiscal year ended February 1, 1997 ("1996 Annual Report"), are incorporated by reference into Parts I and II.

     PART I

Item 1.  BUSINESS

General

Edison Brothers Stores, Inc. (The "Company") owns and operates chains of specialty stores in forty-nine of the United States, Puerto Rico, the Virgin Islands, and Canada. The Company conducts its principal operations through subsidiaries and divisions in two business segments: apparel and footwear. Both the apparel and the footwear segments feature private label merchandise in the moderate price range. The stores operated by the Company are located primarily in shopping malls. During 1996 the Company opened 85 stores and closed 419 stores.

Proceedings under Chapter 11

On November 3, 1995 (the "Petition Date"), the Company and 65 of its subsidiaries and affiliates (the "Debtors") filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors in possession.
A statutory creditors committee has been appointed in the Chapter 11 cases. The U.S. Trustee appointed an equity committee in the fourth quarter of 1996. The Chapter 11 cases of the Debtors are being jointly administered for procedural purposes only.

The Company and Edison Brothers Apparel Stores, Inc., as debtors-in-possession, entered into a Loan Agreement dated effective November 9, 1995
(the "DIP Facility"), with BankAmerica Business Credit, Inc., as Agent and Lender ("BankAmerica"), under which the Company may borrow up to $200 million to fund ongoing working capital needs. The DIP Facility, subject to collateral restrictions, has a sublimit of $150 million for the issuance of letters of credit. The Company expects that the DIP Facility will provide it with sufficient cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels through the emergence date.

At the Company's option, the Company may borrow under the DIP Facility at the Reference Rate (as defined) plus .25% or at the Eurodollar Rate (as defined) plus 1.5%. The maximum borrowing, up to $200 million, is limited to 50% of the value of eligible inventory (as defined) plus 95% of the amount of cash deposited with the Agent. The Company is required to pay a commitment fee of .375% per annum of the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, limitations on store closings of 1,100 (as amended), limitations on the incurrance of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings ("EBITDA") and inventory levels, and a prohibition on paying dividends.

The lenders under the DIP Facility have a "super-priority" administrative expense claim against the estate of the Company. The DIP Facility expires on the earlier of November 9, 1997, or the effective date of a reorganization plan that is confirmed by the Bankruptcy Court.

On February 27, 1997, the Debtors filed a proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was amended by a subsequent filing on March 31, 1997 (the plan as amended, the "Plan"). On March 31, 1997, the Debtors also filed a Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code. The court has set a hearing date of May 13, 1997, for consideration of the adequacy of the Debtors' Disclosure Statement. If the Disclosure Statement is approved by the Court, the Company will then solicit acceptances of the Plan from those holders of claims and equity interests entitled to vote thereon under the terms of the Plan. A confirmation hearing will thereafter be held by the Bankruptcy Court to determine whether the Plan satisfies all of the requirements for confirmation specified in Section 1129 of the Bankruptcy Code, among which are that the Plan be: (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the Plan "does not discriminate unfairly" and is "fair and equitable" as to such class;
(ii) feasible; and (iii) in the "best interests of creditors and stockholders that are impaired under the Plan."

The Plan and Disclosure Statement may be subject to further amendment and revisions. As currently drafted, the Plan provides for a distribution to creditors of a combination of cash, new corporate debt, new Company common stock and other assets. General unsecured creditors would receive: (i) a cash payment of $119 million (subject to certain adjustments); (ii) ten year, 11% unsecured notes in the principal amount of $100 million (with the first three years of interest prefunded and no scheduled principal payments until maturity in 2007); (iii) new common stock of the Company, which would be issued at the time of emergence and replace all existing shares; (iv) title to the Company's headquarters building in downtown St. Louis, which the Company would continue to occupy under the terms of a ten year lease; and (v) excess cash of approximately $43 million from the Company's overfunded pension plan. Holders of existing equity interests in the Company would receive a combination of three and six year warrants to purchase a total of approximately nine percent of the new common stock.

The Plan will not become effective unless and until certain conditions specified therein have been satisfied or waived. Among these conditions are that: (i) an order confirming the Plan, in form and substance reasonably acceptable to the debtors and the statutory Creditors Committee, shall have been signed by the Bankruptcy Court and there shall not be a stay or injunction in effect with respect thereto; (ii) the Debtors shall have at least $25 million in cash as of July 5, 1997, after giving effect to the distributions of cash projected to be made under the Plan; (iii) the Debtors shall have credit availability under a working capital credit facility providing the Debtors with working capital sufficient to meet their requirements; and (iv) various other actions, documents and agreements necessary to implement the Plan shall have been effected or executed.

The Company anticipates using fresh start accounting once the Plan is consummated.

Description of Business

Apparel Segment

Edison Brothers' menswear chains and other operations include J. Riggings, JW/Jeans West, Oaktree, CODA, REPP Ltd. Big & Tall, and Phoenix catalog operations. The womenswear chain is 5-7-9 Shops. Shifty's and Terrasystems are experimental concepts that provide apparel for both men and women.

J. Riggings offers modern, traditional work and sport clothing to fashion oriented customers seeking current quality apparel at moderate prices. In 1996, J. Riggings had an average store square footage of 2,660. J. Riggings operated 333 and 419 stores at the end of fiscal 1996 and 1995, respectively.

JW/Jeans West (JW) markets casual fashions, predominantly denim clothing and accessories, to value conscious young men between the ages of 13 and
20. In 1996, JW had an average store square footage of 1,690. JW operated 341 and 359 stores at the end of fiscal 1996 and 1995, respectively.

Oaktree offers a mix of dress and casual clothing for men ages 19 to 28 who appreciate and are looking for European influenced fashions, sophisticated fabrics and styles. In 1996, Oaktree had an average store square footage of 2,386. Oaktree operated 76 and 84 stores at the end of fiscal 1996 and 1995, respectively.

CODA markets the latest in men's casual fashion, including jeans, knit casual wear and athletic wear. The chain targets the urban youth market - 17 to 25 year old men who are brand conscious and fashion forward. In
1996, CODA had an average store square footage of 2,968.   CODA operated 33
and 35 stores at the end of fiscal 1996 and 1995, respectively.

REPP Ltd Big & Tall (REPP) is a chain offering high quality, fashionable casual and dress men's clothing in both branded and private label. REPP focuses on the tall man of at least 6'3" and the big man having a 40" or larger waist. In 1996, REPP had an average store square footage of 3,930. REPP operated 189 and 214 stores at the end of fiscal 1996 and 1995, respectively.

Phoenix Big & Tall is a catalog operation that markets fashionable casual and dress men's clothing and a large assortment of accessories (including footwear) in primarily branded labels. The catalog operation focuses on the tall man of at least 6'3" and the big man of a 40" waist or larger providing a wide variety of sizes, styles, and accessories offered by a catalog operation.

5-7-9 shops primarily markets sportswear, dresses and accessories to junior high and high school girls who want to purchase trendy fashions at moderate prices in sizes 0 through 9. The core customer is conscious of looking current without being too extreme or mature. In 1996, 5-7-9 had an average store square footage of 1,801. 5-7-9 operated 274 and 283 stores at the end of fiscal 1996 and 1995, respectively.

Terrasystems is a concept positioned as a modern, fashionable outfitter targeting active outdoor men and women with functional apparel and gear for sport, work, outdoors and home. In 1996, Terrasystems had an average store square footage of 5,924. Terrasystems operated three stores at the end of fiscal 1996. The Company announced in April 1997 that the Terrasystems concept will be phased out during 1997.

Shifty's caters to both male and female teenagers who want to set trends with fashionable and branded clothing. In 1996, Shifty's had an average store square footage of 2,506. Shifty's operated four stores at the end of fiscal 1996 and one store at the end of fiscal 1995.

The Zeidler & Zeidler group discontinued operations in fiscal year 1996. This chain operated 102 stores at the end of 1995.

Footwear Segment

The Company's footwear chains include Bakers/Leeds, Precis, and The Wild
Pair.

Bakers/Leeds targets young women, predominantly ages 12 to 24, who want fashionable footwear and accessories at affordable prices -- prices between the discounters and the department stores. In 1996, Bakers/Leeds had an average store square footage of 2,714. Bakers/Leeds operated 309 and 347 stores at the end of fiscal 1996 and 1995, respectively.

Precis targets contemporary women looking for stylish, quality, upscale footwear and accessories. In 1996, Precis had an average store square footage of 1,904. Precis operated 17 and 39 stores at the end of fiscal 1996 and 1995, respectively.

Wild Pair targets young men and women who are looking for alternative fashion in footwear. Brand awareness is important to Wild Pair's core customer, especially among the male customer group. In 1996, Wild Pair had an average store square footage of 1,743. Wild Pair operated 164 and 194 stores at the end of fiscal 1996 and 1995, respectively.

Entertainment

The Company's mall entertainment division included family entertainment centers and operations involved with the marketing of new interactive entertainment technologies. In January 1996 the Company sold substantially all of the assets of its mall entertainment division to NAMCO
Cybertainment.

The Company operated 21 entertainment centers at the end of 1995. At the end of 1996, the Company operated two entertainment centers, which it intends to close by September, 1997.

Additional information regarding the Company's principal business segments is set forth under "Note 13: Business Segments" to the Consolidated Financial Statements in the 1996 Annual Report. Such information is incorporated herein by reference.

Operations, Inventory and Distribution

The specialty retailing business is subject to fluctuations resulting from changes in customer preferences dictated by fashion and season. This is especially true for stores emphasizing fashion over classic basics. In addition, merchandise usually must be ordered significantly in advance of the season and sometimes before fashion trends are evidenced by customer purchases. It has been the general practice of the Company and other apparel retailers to build up inventory levels prior to peak selling seasons, which further increases the vulnerability of the Company to changes in demand, pricing shifts and to errors in selection and timing of merchandise purchases.

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

The Company must carry large amounts of inventory to meet the needs of its stores. The Company operates three main distribution centers located in Washington, Missouri; Rialto, California; and Princeton, Indiana. The centers are receiving points for merchandise from foreign and domestic suppliers and coordinate distribution of individual shipments via contract and common carriers.

Purchasing

The Company purchases approximately 70% of its merchandise from foreign suppliers and the balance from domestic sources. The Company has no long term purchase commitments with any of its suppliers, and is not dependent on any one supplier. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases, quota limitations and any other foreign development that could cause a supply disruption. The Company has international buying offices in Taiwan, Hong Kong, China, Indonesia, Korea, Honduras, and the Philippines.

The Company does not manufacture any merchandise, but it markets most of its merchandise under private labels. Each chain of stores maintains a staff of buyers, who make buying decisions for each chain.

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

Employees

During fiscal 1996, the Company employed an average of 17,700 persons with approximately 16,000 of them engaged in retail operations at the store level (approximately 31% full-time and 69% part-time). A substantial number of the part-time employees are hired temporarily during peak selling seasons. The Company believes its employee benefits package is competitive with those offered in the industry. The Company's employees are non-union and the Company believes that its employee relations are good.

Seasonal Business

The Company experiences a significant increase in sales during the Christmas selling season (Thanksgiving through Christmas). Sales during that season accounted for 13.8% of total sales during 1996 compared with 16.5% in 1995. The decrease between years occurred reflected the fact that the 1996 Christmas selling season had five fewer shopping days than the 1995 season. The Company's inventory is generally increased significantly prior to this peak selling period.

Trademarks

The Company holds a number of trademarks covering its products. The Company believes that the loss of any of these trademarks would not have a material effect on the Company's business.

Item 2.  PROPERTIES

Stores are located nationwide, and most are leased with initial terms of generally from five to ten years. The rentals under most leases are based upon a percentage of sales to the extent sales exceed a threshold amount. Many of the leases provide for additional payments for real estate taxes and other items. The stores generally range in size from 1,300 to 4,000 square feet.

The Company-owned headquarters building in St. Louis, Missouri, was completed in 1985 and is the home office for all divisions. The building contains approximately 500,000 square feet, a portion of which the Company leases to others. The Rialto, California and Princeton, Indiana distribution centers are owned by the Company. The distribution center in Washington, Missouri is operated under a long term capital lease arrangement. The Rialto and Washington centers service primarily the apparel segment while Princeton services primarily the footwear segment.

Item 3.  LEGAL PROCEEDINGS

The Company and 65 of its subsidiaries and affiliates filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 1995. Additional information related to the filing is set forth under Part 1, Item 1 of this Form 10-K and under the captions "To Our Shareholders", "Note 1: Proceedings under Chapter 11" to the Consolidated Financial Statements, and "Management's Discussion and Analysis" in the 1996 Annual Report. Such information is incorporated herein by reference.

The Company is not a party to any other material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.


PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

Information required by Item 5 is contained in "Note 11: Common Stock" and "Note 7: Financing Arrangements" to the Consolidated Financial Statements and under the caption "Quarterly Information" in the 1996 Annual Report. Such information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

Information required by Item 6 is contained under the caption "Five Year Financial Summary" in the 1996 Annual Report. Such information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

Information required by Item 7 is presented under the captions "To Our Shareholders" and "Management's Discussion and Analysis" in the 1996 Annual Report. Such information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8, as listed below, is included in the 1996 Annual Report. Such information is incorporated herein by reference.

Consolidated Statements of Operations - fiscal years 1996, 1995, and 1994

Consolidated Balance Sheets - 1996 and 1995 fiscal year-ends

Consolidated Statements of Cash Flows - fiscal years 1996, 1995, and 1994

Consolidated Statements of Common Stockholders' Equity (Deficit) - fiscal years 1996, 1995, and 1994

Notes to Consolidated Financial Statements

Five Year Financial Summary

Quarterly Information

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the directors and executive officers of the Company:

                               Position in the Company

Name                   Age   Title                     Term

Bart A. Brown, Jr.     65    Director                  Since 1996

David B. Cooper, Jr.   41    Director                  Since 1995
                             Executive Vice President
                             and Chief Financial
                             Officer                   Since 1994

Julian I. Edison       67    Director                  Since 1965

Paul D. Eisen          42    President of JW/Jeans
                             West                      Since 1995
                             President of Oaktree      Since 1994
                             President and General
                             Merchandise Manager of
                             Jeans West                 1989-1994

Jane Evans             52    Director                  Since 1990

Michael J. Fine        45    President of Edison
                             Footwear and Womenswear
                             Group                     Since 1996
                             President of 5-7-9 Shops  Since 1994

Eric A. Freesmeier     44    Executive Vice President-
                             Human Resources           Since 1992
                             Vice President-Human
                             Resources                 1986-1992

Richard C. Marcus      58    Director                  Since 1996

Karl W. Michner        49    Senior Executive Vice
                             President                 Since 1995
                             Director                  Since 1989
                             President of Edison
                             Menswear Group            Since 1987

Alan D. Miller         44    Chairman of the Board,
                             President and Chief
                             Executive Officer         Since 1995
                             Director                  Since 1992
                             President of Edison
                             Footwear Group             1993-1995
                             President of Bakers/Leeds/
                             Precis                     1991-1993
                             President of 5-7-9 Shops   1987-1991

Alan A. Sachs          50    Executive Vice President
                             and General Counsel       Since 1992
                             Director                  Since 1990
                             Secretary                 Since 1987
                             Vice President and General
                             Counsel                   1990-1992
                             Vice President - Law      1985-1990

Craig D. Schnuck       49    Director                  Since 1990

Steven R. Thomas       42    President, Edison Big &
                             Tall                      Since 1997
                             President, REPP Ltd.      1996-1997
                             General Manager, Zeidler
                             & Zeidler                 1995-1996

<fn1>
Other business experience of the named individuals during the past five years is as follows:

Bart A. Brown, Jr. is President and Chief Executive Officer of Main
Street and Main, Incorporated, a franchisee and operator of 46 T.G.I.
Fridays Restaurants. From May 1996 to December 1996, he was a consultant to Investcorp International, Inc., an international investment banking firm. From August 1995 to April 1996, he was Chairman of the Board and Chief Executive Officer of Color Tile, Inc., a retailer of specialty flooring and wall covering. From June 1994 to September 1996, he was Chairman of the Board of Spreckels Industries, Inc., a manufacturing and processing company, serving as its Chief Executive Officer from June 1994 to May 1995. From June 1990 to August 1995, Mr. Brown was Chairman of the
Board of The Circle K Corporation, an operator and licensor of convenience stores, serving also as its Chief Executive Officer from June 1991 through July 1993. He was senior partner of the law firm of Keating, Muething and Kiekamp, Cincinnati, Ohio, from 1987 to 1990. Mr. Brown is a director of
FirstCity Financial Corp and Factory Card Outlet, Inc.

David B. Cooper, Jr. was Executive Vice President and Chief Financial
Officer of Del Monte Fresh Produce Company from 1993 to April 1994.  He was
Vice President and Treasurer of Dole Food Company, Inc. from 1987 to 1993.

Jane Evans is President and Chief Operating Officer of Smart TV.  From
March 1991 to March 1995, she was Vice President and General Manager, Home and Personal Services, of U.S. West Communications, Inc. From 1989 through
March, 1991, she served as President and Chief Executive Officer of
InterPacific Retail Group.  From 1987 to 1989, she was a General Partner of
Montgomery Securities. Ms. Evans is a director of Philip Morris
Companies, Inc., Georgia-Pacific Corporation, Kaufman and Broad Home
Corporation, and Banc One-Arizona, N.A.

Michael J. Fine was a Buyer for the Payless Shoe division of The May
Department Stores Company from 1992 to 1994 and President of John Douglas from 1989 to 1992.

Richard C. Marcus is a principal of InterSolve Group, a management services firm he co-founded in 1991. He has been a director since September 1994 of the Plaid Clothing Group, a manufacturer of men's tailored clothing, and from December 1994 through December 1995 served as Plaid Clothing Group's
Chief Executive Officer. From 1979 to 1988, he was Chairman and Chief
Executive Officer of Nieman Marcus. In addition to Plaid Clothing Group, he is a director of Zale Corporation and XcelleNet, Inc.

Craig D. Schnuck is Chairman of the Board and Chief Executive Officer of
Schnuck Markets, which operates 94 supermarkets in the Midwest. He is a director of Mercantile Bancorporation Inc. and General American Life
Insurance Company.

Steven R. Thomas was a Merchandise Manager for Bachrach Menswear from 1992 to 1994.

Additional required information concerning the named individuals is as follows:

Messrs. Cooper, Michner, Miller and Sachs were serving as executive officers of the Company in November 1995 when the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Mr. Brown was Chief Executive Officer of Color Tile, Inc. in January 1996 when Color Tile filed for reorganization under Chapter 11 of the U.S.
Bankruptcy Code.  Mr. Marcus was Chief Executive Officer of Plaid Clothing
Group in July 1995 when Plaid Clothing Group filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the Company and any persons owning more than ten percent of the Company's common stock to report their ownership of the Company's common stock to the Securities and Exchange Commission and the New York
Stock Exchange. Based on its review of the reports filed by such persons, and on written representations by certain of such persons that no reports on Form 5 were required to be filed by them, the Company believes that all
Section 16(a) reporting requirements for its 1996 fiscal year were complied with by its officers, directors and greater than ten percent shareholders, except that one report on Form 4, covering one transaction, was filed late by Peter A. Edison, who during the 1996 fiscal year was an officer and director of the Company.
</fn1>

Item 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to each of the five most highly compensated executive officers of the Company (the "named executive officers") for services rendered to the Company and its subsidiaries for the last three fiscal years.


                         SUMMARY COMPENSATION TABLE

Annual Compensation

                                               Other
Name and                                       Annual   Restricted
Principal         Fiscal           Compen-     Stock
Position          Year   Salary(1)   Bonus(2)  sation   Award(s)

Alan D. Miller    1996   $ 450,000   $300,000     -     $  -
 Chairman,        1995     433,333        -       -      637,500(5)
 President and    1994     339,167        -       -        -
 Chief Executive
 Officer

Karl W. Michner   1996      350,000  282,333     -          -
 Senior Executive 1995      347,167    -         -          -
 Vice President   1994      333,000    -         -          -
 and President of
 the Corporation's
 Menswear Group

David B. Cooper,Jr.1996     320,000    213,333   -           -
 Executive Vice   1995      316,666     -        -           -
 President and    1994       81,818(6)  -        -           -
 Chief Financial
 Officer

Alan A. Sachs     1996      285,000    190,000   -           -
 Executive Vice   1995      282,333      -        -          -
 President,       1994      269,000      -        -          -
 General Counsel
 and Secretary

Michael J. Fine   1996      260,606    192,993    -          -
 President of     1995      200,000               -
 Edison Footwear  1994       45,455(7)            -
 and Womenswear
 Group




Long Term Compensation

                                     Stock      Long
                                     Options    Term
                                     Granted    Incentive
                         Fiscal      (Number of Plan      All Other
                         Year        Shares)(3) Payouts   Compensation(4)
Alan Miller              1996             -         -     $  600
                         1995        45,000      -           529
                         1994        11,000      -           829

Karl Michner             1996            -          -        600
                         1995         23,500        -        517
                         1994         11,000      -          899

David Cooper             1996              -        -         -
                         1995          20,000       -         -
                         1994          10,000       -     50,000

Alan A. Sachs            1996             -        -         600
                         1995          16,500      -         533
                         1994           7,000      -         795

Michael J. Fine          1996              -        -          -
                         1995           13,000      -          -
                         1994            6,000      -      57,108

<fn2>

(1) Includes all amounts contributed by the named individuals to the Edison Brothers Stores Savings Plan. The Savings Plan is available to all employees of the Company who have attained the age of 21 and completed one year of service. An employee may elect to contribute, through payroll deduction, up to 15% of his or her annual cash compensation (subject to certain limitations imposed by the Internal
     Revenue Code). Income tax is deferred on all amounts contributed by the employee pursuant to Section 401(k) of the Internal Revenue Code.
     The Company contributes, on a matching basis, between 10% and 50% of the first 6% of compensation contributed by the employee. The amount of the Company's matching contribution is determined each year based upon the return on stockholders' equity achieved by the Company in the prior year.

(2)  The amounts shown for 1996 were comprised of two elements:
     (a) "retention" bonuses paid in September 1996 in accordance with the terms of the respective Amended and Restated Employment Agreements between the Company and each of its executive officers, and(b) bonuses paid in April 1997 in respect of fiscal 1996 performance pursuant to the Company's 1996 Executive Performance Incentive Compensation Plan.
     (The Company's executive performance bonus program provides for annual bonuses contingent on the attainment of certain financial goals approved by the Special Compensation Subcommittee of the Company's
     Board of Directors.)

(3) The number of shares, along with the exercise price, of each option was subsequently adjusted, pursuant to the terms of the Company's 1992
     Stock Option Plan, to reflect the June 1995 spin off by the Company of its stock in Dave & Buster's, Inc. As a result of such adjustment which was calculated so that each option would have the same intrinsic value, based on its relationship to the market price of the Company's common stock, immediately after the spin-off as it had immediately before--the number of shares subject to each option was increased by 33.1% and the exercise price was reduced by 24.9%.

(4) Except as indicated in the next sentence, the amounts shown were the amounts contributed by the Company to the Edison Brothers Stores
     Savings Plan for the accounts of these named individuals during such fiscal year. (See Note 1 above.) The amounts shown for Messrs. Cooper and Fine for 1994 were lump sum hiring bonuses paid upon their commencement of employment with the Company.

(5) Reflects the grant on May 11, 1995, of 50,000 shares of common stock of the Corporation, with the aggregate value based on the closing price of the Corporation's common stock on the date of grant. As of the end of the 1996 fiscal year, Mr. Miller held a total of 40,000 restricted shares of common stock of the Company, having an aggregate value of $75,000 based on the closing price of the Company's common stock as of the end of such fiscal year. These shares are to vest in 10,000 share increments on May 20, 1997, May 27, 1998, June 3, 1999 and June 12, 2000, subject to certain forfeiture and acceleration provisions. (If the Company's proposed Amended Joint Plan of
     Reorganization is confirmed and implemented, however, all of these shares will be canceled. See Item 1, "Proceedings under Chapter 11" at pages 3-4 above.) Dividends (if any) are paid on these restricted shares at the same time and at the same rate as dividends are paid to stockholders generally.

(6)  Commenced employment with the Company on October 24, 1994.

(7)  Commenced employment with the Company on November 9, 1994.

</fn2>


Stock Options

The following table provides information with respect to stock option exercises during the 1996 fiscal year by the named executive officers and the value of such officers' unexercised options as of the end of the fiscal year.



             Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year-End Option/SAR Values

                         Shares Acquired
Name                     on Exercise (#)        Value Realized($)

Alan D. Miller                -                      -

Karl W. Michner               -                      -
David B. Cooper, Jr.          -                      -
Alan A. Sachs                 -                      -

Michael J. Fine               -                      -



                     Number of Securities      Value of Unexercised
                     Underlying Unexercised    In the Money
                     Options/SARs at Fiscal    Options/SARs at Fiscal
                     Year end (#) (1)          Year End ($) (2)

Name                 Exercisable Unexercisable  Exercisable  Unexercisable

Alan D. Miller           22,295      52,247          $0            $0
Karl W. Michner          15,140      30,783           0             0
David B. Cooper, Jr.     16,638      23,295           0             0
Alan A. Sachs            10,148      21,133           0             0
Micheal J. Fine          10,316      14,975           0             0


<fn3>
(1) The number of shares is as adjusted to reflect the June 1995 spin-off by the Company of its stock in Dave & Buster's, Inc. (See Note 3 on page 13.)

(2) Aggregate value based on the average of the high and low selling prices of the Company's common stock on the last trading day of the fiscal year less the exercise price.

</fn3>


Employment Contracts and Termination of Employment and
     Change-in-Control Arrangements

In June 1996, in order to assure the Company of the continued availability of the services of its key executives, the Company entered into employment agreements with certain of its officers, including each of the named executive officers (superseding employment agreements previously entered into with the named executive officers in September 1995). The agreements between the Company and the named executive officers provide for terms of employment ending either on September 17, 1997 or September 17, 1998. In addition to salary and benefits, the agreements each provide for two lump sum cash bonuses, each equal to two times the executive's monthly base salary, the first payable on September 17, 1996 and the second on September 17, 1997 (subject, in each case, to acceleration in the event of a change in control as defined in the agreements). These "retention" bonuses, intended as incentives for the executive to remain with the Company, are payable only if the executive is still in the Company's employ on the payment date (subject to the executive's right to receive a prorata portion of the second bonus if terminated without cause less than six months before the payment date). If there occurs a "change in control" of the Company, as defined in the agreements, the employment term is extended for a period ending either two years, in the case of Alan Miller, or eighteen months, in the case of the other named executive officers, after the date of occurrence of the change in control. If, within the term of the agreement, the executive's employment is terminated by the Company other than for cause or is terminated by the executive for "good reason" (which, prior to a change in control, would be limited to a reduction in salary, and following a change in control would include a reduction in salary, material change in benefits, diminution in duties or mandatory geographic transfer), the executive will be entitled to a lump sum payment equal to (i) the executive's monthly salary at the highest rate in effect at any time between September 18, 1995 and the date of termination of employment, multiplied by (ii) the greater of (a) twelve or (b) the number of months remaining under the agreement. Further, in the event of termination without cause or for "good reason," the Company is to maintain for the executive's continued benefit for the longer of the unexpired term of the agreement or twelve months from the date of termination (or until the executive's similar coverage by a new employer, if earlier) all life insurance, health and disability plans in which the executive was entitled to participate immediately prior to the termination of the executive's employment (or, alternatively, provide benefits substantially similar to those which the executive would otherwise have been entitled to receive under such plans). In addition, the Company is to pay to the executive (or the executive's beneficiary upon his death) an amount equal to the benefits the executive would have been entitled to receive under the Edison Brothers Stores Pension Plan and any supplemental or successor plans then in effect had the executive remained employed by the Company through the term of the agreement less the benefits actually payable to the executive under such plans, such amount to be determined, and payment thereof to commence, in accordance with the provisions of such plans. If a change in control occurs after the term of the agreement but at a time when the executive is still employed by the Company, and the executive's employment is then terminated by the Company without cause or by the executive for "good reason" within two years, in the case of Alan Miller, or eighteen months, in the case of the other named executive officers, after the occurrence of such change in control, the executive will also be entitled to the payments and benefits described above. The agreement further provides that if any payments or benefits payable by the Company to the executive pursuant to the agreement or any other agreement or arrangement of the Company are determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any successor or comparable tax, the Company will pay the executive an additional amount so that the net amount actually retained by the executive after payment of the excise tax is the same amount which would have been retained if no such excise tax had been imposed. Legal fees or other expenses incurred by the executive to enforce his or her rights under the agreement are to be reimbursed by the Company if the executive prevails on such claim.

Retirement Plans

The Company maintains a Pension Plan for itself and certain of its subsidiaries under which participation begins when a regular employee has attained the age of 21 and completed one year of service. Vesting of rights to a pension occurs upon the completion of five years of service.

Retirement benefits are based on a participant's average annual compensation during the highest five consecutive calendar years of compensation within the last fifteen years of credited service prior to retirement. Compensation includes all salary, bonuses and commissions, but does not include distributions under any stock option plan. For years after 1993, compensation and average compensation for determining retirement benefits is limited to $150,000, subject to annual adjustments for changes in the cost of living.

Retirement benefits at age 65 are equal to 0.9% of such average annual compensation, plus 0.6% of such average annual compensation in excess of a breakpoint, all multiplied by years of credited service (not exceeding 30). The breakpoint, which is specified by law, is an amount equal to the average of the maximum wages subject to Social Security taxes during the 35-year period ending in the year prior to a participant's Social Security retirement date. If retirement occurs prior to age 65, benefits may be reduced to reflect the earlier payment date. Benefits may also be reduced if survivor benefits are to be paid to an eligible spouse, based on age differentials.

For some individuals, the amounts payable under the Pension Plan are limited by certain provisions of the Internal Revenue Code. The Company has adopted an unfunded excess benefits plan ("Pension Restoration Plan") to pay out of its general assets to designated employees that portion of the benefits that would otherwise be payable to them under the Pension Plan were it not for such limitations.

For eligible employees reaching the age of 65 during 1996 and retiring during that year, the following are the approximate total annual retirement benefits payable under the Pension Plan and the Pension Restoration Plan based on their average annual compensation as outlined above and their years of service:


                            PENSION PLAN TABLE
                           Years of Service
Remuneration    15      20        25     30          35
$ 50,000   $  8,768 $ 11,691  $ 14,614  $17,536  $  17,536
$100,000     20,018   26,691    33,364   40,036     40,036
$300,000     65,018   86,691   108,364  130,036    130,036
$500,000    110,018  146,691   183,364  220,036    220,036
$700,000    155,018  206,691   258,364  310,036    310,036
$900,000    200,018  266,691   333,364  400,036    400,036

<fn4>

The preceding table is based on the assumption that the employee was subject to the maximum aggregate social security tax during each year of his employment. The benefits shown are in the form of a single life annuity to the participant.

As of February 1, 1997, the years of credited service under the Pension
Plan for each of the named executive officers were as follows:  Alan D.
Miller, 18; Karl W. Michner, 23; David B. Cooper, Jr., 1; Alan A. Sachs,
10; and Michael J. Fine, 1.

On February 24, 1997, the Company's Board of Directors voted to terminate the Pension Plan, effective May 31, 1997. It is anticipated that the Company will establish a replacement plan, the details of which have not yet been determined.
</fn4>

Compensation of Directors

Directors who are employees of the Company receive no additional compensation for their attendance at meetings of the Board or any of its committees of which they are members. Directors who are not employees of the Corporation receive an annual retainer of $17,500, and $1,200 for participation in each Board meeting and $1,000 for participation in each committee meeting. When participation in a Board or committee meeting is by telephone, the fee paid is one-half of the amount reported above.

The Company has a non-qualified retirement plan for outside directors. Under this plan, outside directors (other than those who were employees of the Company and are eligible for benefits under the Company's pension plan) who attain age 70 and have at least five years of continuous Board service are entitled upon retirement from the Board to an annual benefit equal to the annual retainer being paid at that time to the Company's directors.

Compensation Committee Interlocks and Insider Participation

Julian I. Edison, who, during the last fiscal year, was a member of the Compensation Committee, is a former officer of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the number and percentage of outstanding shares of the Company's common stock beneficially owned as of March 1, 1997 by each person known by management to be the beneficial owner of more than 5% of the outstanding common stock (except for one individual who is a director of the Company, as to whom such information is set forth below).



Name and Address         Amount and Nature           Percent
of Beneficial Owner      of Beneficial Ownership     of Class (1)

Bernard Edison           1,160,359                   5.2%
501 North Broadway
St. Louis, MO  63102

<fn5>

(1) Such percentage is calculated based on the number of shares deemed outstanding under applicable Securities and Exchange Commission rules as of March 1, 1997.

</fn5>

Security Ownership of Management

The following table sets forth the number and percentage of outstanding shares of the Company's common stock beneficially owned as of March 1, 1997 by (i) each director, (ii) each person named in the Summary Compensation Table on page 14, and (iii) all directors and executive officers of the Company as a group.

                    Amount and Nature
Name of             of Beneficial       Percent
Beneficial Owner    Ownership (1)(2)    of Class (3)

Bart A. Brown, Jr.              --        --

David B. Cooper, Jr.         23,293       --

Julian I. Edison            817,238       3.6%

Jane Evans                      100       --

Michael J. Fine              14,642       --

Richard C. Marcus                --       --

Karl W. Michner               48,249      --

Alan D. Miller                102,829 (4) --

Alan A. Sachs                  32,684     --

Craig D. Schnuck                1,000     --

All directors and
executive officers
as a group                  1,076,935     4.8%


<fn6>

(1) Includes shares which were not owned by the named individual or group member as of March 1, 1997, but which such individual or group member could acquire on or before April 30, 1997 under options granted pursuant to the Company's 1992 Stock Option Plan, as follows:
     David B. Cooper, Jr., 23,293 shares; Michael J. Fine, 14,642 shares;
     Karl W. Michner, 26,621 shares; Alan D. Miller, 40,931 shares; Alan A.
     Sachs, 17,969 shares; and all directors and executive officers as a group, 154,170 shares.

(2) Includes shares allocated to the account of the named individual or group member under the Edison Brothers Stores Savings Plan, as follows: Karl W. Michner, 786 shares; Alan D. Miller, 782 shares;
     Alan A. Sachs, 755 shares; and all directors and executive officers as a group, 3,667 shares.

(3) Percentages are calculated based on the number of shares deemed outstanding under applicable Securities and Exchange Commission rules as of March 1, 1997. Only percentages of beneficial ownership of 1% or more are shown.

(4)  Includes 50,000 shares of restricted stock granted in 1995.

</fn6>

Changes in Control

On March 31, 1997, the Company filed with the U.S. Bankruptcy Court a proposed Amended Joint Plan of Reorganization (the "Plan"). If confirmed by the Court, upon consummation of the Plan, all existing common stock of the Company will be canceled and all of the new common stock of the reorganized company (except for approximately 200,000 restricted shares to be issued to certain of the Company's senior executives) will be issued to the holders of allowed general unsecured claims.

The Plan also provides that, upon consummation, the Board of Directors of the Company will be reconstituted to consist of nine individuals, two of whom will be representatives of the Company's senior management, one of whom will be a current outside director of the Company, and six of whom will be selected by the statutory Creditors' Committee.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions or other matters to be reported under this item.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a) (3) Listing of exhibits:


Exhibit No.                                                   Page No.
 2     Debtors' Amended Joint Plan of Reorganization Under
       Chapter 11 of the Bankruptcy Code, dated March 31, 1997.

 3(a) Bylaws of the Company, as amended April 23, 1996, were filed as an Exhibit to the Company's annual report on Form
       10-K for the year ended February 3,1996, and are incorporated herein by reference.

  (b)  The Company's Certificate of Incorporation, as amended
       September 8, 1995. was filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, and is incorporated herein by reference.

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

 4(d)  Amendment Agreement, dated as of April 1, 1995, amending the Note
       Agreements dated March 1, 1993, as amended January 15, 1994 and
       February 1, 1994,between Edison Brothers Stores, Inc. and a number of institutional lendersrelating to $150 million of unsecured debt was filed as an Exhibit to the Company's Annual
       Report on Form 10-K for the year ended February 3, 1996, and is incorporated herein by reference.

  4(e) Noteholder Forbearance Agreement, dated as of September 22, 1995, between Edison Brothers Stores, Inc. and a number of institutional lenders relating to $150 million of unsecured debt was filed as an Exhibit to the Company's Annual Report on Form
       10-K for the year ended February 3, 1996, and is incorporated herein by reference.

4(f)   Credit Agreement, dated as of June 4, 1993, between Edison
       Brothers Stores, Inc. and a number of financial institutions relating to a $150 million revolving credit facility was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and is incorporated herein by reference.

4(g)   Amendment Agreements, dated as of January 24, 1994, February 17,
       1994, and March 29, 1995, amending the Credit Agreement dated
       June 4, 1993, between Edison Brothers Stores, Inc. and a number of financial institutions relating to a $150 million revolving credit facility were filed as Exhibits to the Company's
       Annual Report on Form 10-K for the year ended February 3, 1996, and are incorporated herein by reference.

4(h)   Override Agreement, dated as of September 22, 1995, between
       Edison Brothers Stores, Inc. and a number of financial institutions relating to a $150 million revolving credit facility were filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and are incorporated herein by reference.

4(i)   Loan Agreement, dated as of November 9, 1995, between Edison
       Brothers Stores, Inc. and Edison Brothers Apparel Stores, Inc.,
       Debtors-in-Possession, and BankAmerica Business Credit, Inc., as
       Agent, and the financial institutions named therein as Lenders, for a revolving line of credit for loans and letters of credit of up to $200 million in the aggregate, was filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended
       October 28, 1995,and is incorporated herein by reference.

4(j)   Amendment Agreements, dated as of December 1, 1995, January    71
       12, 1996, March 25, 1996, April 12, 1996, September 13, 1996,
       and January 31, 1997, amending the Loan Agreement, dated November
       9, 1995, between Edison Brothers Stores, Inc. and Edison Brothers
       Apparel Stores, Inc., Debtors-in-Possession, and BankAmerica
       Business Credit, Inc., as Agent, and the financial institutions named therein as Lenders relating to revolving line of credit for loans and letters of credit up to $200 million in the aggregate.

10(a) Form of Indemnification Agreement between the Company and each of its directors was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 3, 1987, and is incorporated herein by reference.

10(b) The Edison Brothers Stores, Inc. 1992 Stock Option Plan, as amended March 3,1994, was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended January 29, 1994, and is incorporated herein by reference.

10(c) The Edison Brothers Stores, Inc. 1986 Stock Option Plan, as amended April 27, 1987 and March 3, 1994, was filed as an Exhibit to the Company's annual report on Form 10-K for the year ended
       January 29, 1994, and is incorporated herein by reference.

10(d) Non-Qualified Retirement Plan for Outside Directors is described under the caption "Compensation of Directors" in Item 11 of this Form 10-K which description is incorporated herein by reference.

10(e)  Restricted stock grant by Edison Brothers Stores, Inc. to Alan D.
       Miller, Chairman, President and Chief Executive Officer of the
       Company, was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 3,1996, and is incorporated herein by reference.

10(f) Form of Employment Agreement entered into by the Company with Alan D. Miller, Chairman of the Board, President and Chief
       Executive Officer of the Company, was filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended
       August 3, 1996, and is incorporated herein by reference.

10(g) Forms of Employment Agreements entered into by the Company with other executive officers of the Company were filed as Exhibits to the Company's quarterly report on Form 10-Q for the quarter ended
       August 3, 1996, and are incorporated herein by reference.

11     Computation of per share earnings

13     1996 Annual Report to Stockholders

21     Subsidiaries

23     Consent of Independent Auditors

27     Financial Data Schedule

 (b)   Exhibits

       Exhibits begin on page 30 of this Form 10-K.
  (c)  Financial statement schedules:

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


                       EDISON BROTHERS STORES, INC.
                               (Registrant)

By                                   By
   /s/Alan D. Miller  5/1/97             /s/David B. Cooper, Jr.  5/1/97
   Chairman of the Board, President      Executive Vice President and
   and Chief Executive Officer           Chief Financial Officer

By
   /s/Thomas K. McCain 5/1/97
   Vice President, Taxes and Financial Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on the dates indicated.


/s/Alan D. Miller         5/1/97     /s/David B. Cooper, Jr.      5/1/97
/s/Julian I. Edison       5/1/97     /s/Jane Evans                5/1/97
/s/Alan A. Sachs          5/1/97     /s/Karl W. Michner           5/1/97
/s/Craig D. Schnuck       5/1/97     /s/Richard C. Marcus         5/1/97
/s/Bart A. Brown, Jr.     5/1/97

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.


/s/Jane Evans     5/1/97

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.


/s/Richard C. Marcus     5/1/97

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.



/s/Bart A. Brown, Jr.     5/1/97


SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following director on behalf of the registrant and on the date indicated.


/s/Craig D. Schnuck       5/1/97




                        ANNUAL REPORT ON FORM 10-K
                   ITEM 14(a) (1) and (2) and ITEM 14(d)
          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                        YEAR ENDED FEBRUARY 1, 1997
                       EDISON BROTHERS STORES, INC.
                            ST. LOUIS, MISSOURI


FORM 10-K - ITEM 14 (a) (1) and (2) and Item 14 (d)

EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of Edison Brothers Stores,Inc. and subsidiaries, included in the 1996 annual report of the registrant to its stockholders, are incorporated by reference in Item 8:

Consolidated Statements of Operations - fiscal years 1996, 1995, and 1994

Consolidated Balance Sheets - 1996 and 1995 fiscal year-ends

Consolidated Statements of Cash Flows - fiscal years 1996, 1995, and 1994

Consolidated Statements of Common Stockholders' Equity (Deficit) - fiscal years 1996, 1995, and 1994

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Edison Brothers Stores, Inc. and subsidiaries is included in item 14(d):

    Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Individual financial statements of the registrant have been omitted as the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities, and indebtedness of subsidiaries which is collateralized by the registrant by guarantee, pledge, assignment, or otherwise) exceed five percent of the total assets as shown by the most recent year end consolidated balance sheet.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

EDISON BROTHERS STORES, INC.
AND SUBSIDIARIES


Col. A      Col. B      Col. C     Col. D      Col. F

                        Additions
            Balance at  Charged to             Balance at
             February   Costs and  Deductions  February
Description  3, 1996    Expenses    Describe    1, 1997
               (In Millions)

Deferred tax
  valuation
   allowance $43.5      $18.2                  $61.7

<fn12>

See "Note 10: Income Taxes" of the Notes to Consolidated Financial
Statements in the 1996 Annual Report.

</fn12>