Form 10-Q
period 1997-05-03
EDISON BROTHERS STORES INC
filed 1997-06-16
CIK 31575

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       May 3, 1997

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

                               INDEX

                                                         Page No.

Part I.  Financial Information

       Condensed Consolidated Balance Sheets as of
         May 3, 1997; February 1, 1997; and May 4, 1996           1


       Condensed Consolidated Statements of Operations for
          the 13 weeks ended May 3, 1997, and the 13 weeks
         ended May 4, 1996                                        2


       Condensed Consolidated Statements of Cash Flows
          for the 13 weeks ended May 3, 1997, and the 13 weeks
          ended May 4, 1996                                        3


       Notes to Condensed Consolidated
          Financial Statements                                     4


       Management's Discussion and Analysis of Operating
          Results and Financial Condition                          10


Part II.    Other Information                                        12

Signatures                                                           12


                       PART I FINANCIAL INFORMATION
              EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                              May 3,   February 1  May 4
                                               1997         1997   1996
                                                     (In Millions)
Current Assets:
  Cash and cash equivalents                 $ 159.3     $125.6    $164.8
  Investments                                  10.1       78.5        --
  Merchandise inventories                     206.5      210.7     252.1
  Prepaid expenses                             16.7        5.0      20.8
  Other current assets                          4.5        5.6       9.9
        Total Current Assets                  397.1      425.4     447.6

Assets Held for Sale                            10.9       10.9         -
Property and Equipment, net                    144.8      146.0     198.4
Intangible Assets, net                             -          -      48.0
Prepaid Pension Expense                         42.6       41.3      39.1
Other Assets                                     8.1       10.2      14.3
       Total Assets                           $603.5    $ 633.8    $747.4

          LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                            $ 56.5    $  69.2      69.8
  Payroll and vacations                         10.6       10.7      12.3
  Other taxes                                    5.9        5.7       6.9
  Other current liabilities                     26.0       23.1      17.5
       Total Current Liabilities                99.0      108.7     106.5

Liabilities Subject to Settlement under
   Reorganization Proceedings                  455.7      508.3     497.5
Postretirement Benefits                          42.6       -          -
Other Liabilities                                25.3      18.9      20.4

Common Stockholders' Equity (Deficit):
  Common stock, par value $1                     22.2      22.2      22.2
  Capital in excess of par value                76.9       76.9      76.8
  Retained earnings (deficit)                 (118.6)    (101.6)     24.0
  Foreign currency translation
    adjustment and other                         0.4        0.4         -
Total Common Stockholders' Equity
          (Deficit)                            (19.1)      (2.1)    123.0
         Total Liabilities and Equity
          (Deficit)                           $603.5     $633.8   $ 747.4

<fn1>

See notes to condensed consolidated financial statements.

</fn1>


              EDISON BROTHERS STORES, INC.  AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               13 Weeks Ended
                                               May 3,        May 4
                                               1997            1996
                                 (In millions except per share data)

Net Sales                                    $224.0          $258.1

Cost of goods sold, occupancy,
   and buying expenses                        158.2           182.9
Store operating and administrative expenses    62.5            68.9
Depreciation and amortization                   7.6            10.4
Interest expense, net                           0.9             0.4
Restructuring and reorganization expenses       8.1            11.6
Other                                           2.6             1.2
     Total Costs and Expenses                 239.9           275.4

Loss before Income Taxes                     (15.9)           (17.3)
Income tax provision                            1.1            (0.4)
Net Loss                                     $(17.0)         $(17.7)

Net Loss Per Common Share:                   $(0.77)         $(0.80)

Weighted average common shares
   outstanding (in thousands)                22,202           22,135

<fn2>

See notes to condensed consolidated financial statements.

</fn2>



              EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     13 Weeks Ended
                                               May 3, 1997     May 4, 1996
                                                        (In Millions)

Cash Flows from Operating Activities:
Net loss                                       $ (17.0)        $(17.7)
 Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
  Depreciation and amortization                   7.6            10.4
  Loss on disposal of property and equipment      1.7              --
  Restructuring and reorganization expenses,
      noncash portion                             2.3             4.7
  Working capital changes, net of effects from
       acquisitions and divestitures:           (20.9)           (8.9)
  Other                                          (0.1)           41.4

       Total Operating Activities                (26.4)          29.9

Cash Flows from Investing Activities:
 Capital expenditures                            (8.4)          (4.6)
 Decrease in investments                         68.4            --
 Proceeds from property and equipment disposals                  0.1
--
 Total Investing Activities                      60.1           (4.6)
Cash Flows from Financing Activities:
 Net Prepetition payments under short-term
    Credit facility                                --            (.2)
 Other                                             --            0.4
 Total Financing Activities                        --            0.2

Effect of exchange rate changes on cash            --           (0.3)

Cash Provided                                     33.7           25.2
Beginning Cash and Cash Equivalents              125.6          139.6

Ending Cash and Cash Equivalents               $ 159.3        $ 164.8





         EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in Millions)

1. The information set forth in these interim financial statements as of and for the three months ended May 3, 1997 and May 4, 1996, respectively, is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the consolidated financial results of Edison Brothers Stores, Inc. (the Company) for the periods indicated. Results of operations for the interim period ended May 3, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

2. On November 3, 1995 (the Petition Date), the Company and 65 of its subsidiaries and affiliates (the Debtors) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors-in-possession. A statutory Creditors' Committee has been appointed in the Chapter 11 cases. In addition, the U.S. Trustee appointed an Equity Committee during the fourth quarter of 1996. The Chapter 11 cases of the Debtors are being jointly administered for procedural purposes only.

  Certain foreign subsidiaries were not included in the Chapter 11 filing. The results of their operations and financial position are not material to the consolidated financial statements.

  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including the Company's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the consolidated balance sheet could materially change because of the plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

  In the Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to settlement under reorganization proceedings in the consolidated balance sheets. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

  Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other prepetition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to settlement under reorganization proceedings include a provision for the estimated amount that may be claimed by lessors and allowed in connection with the real estate leases. The Company will continue to analyze its executory contracts and may assume or reject additional contracts.

  On February 27, 1997, the Debtors filed a proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was amended by subsequent filings on March 31 and May 13, 1997 (the plan as amended, the "Plan"). On March 31, 1997, the Debtors also filed a Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code which was amended by subsequent filings on May 13 and May 21, 1997. The Court approved the Disclosure Statement, as amended, on May 27, 1997.
  On June 5, 1997 the Creditors' and Equity Committees reached a tentative agreement that would result in both committees recommending approval of the Company's plan of reorganization, subject to certain amendments reflecting the terms of such agreement. The Disclosure Statement will be revised accordingly. The Company will distribute copies of the Disclosure Statement to those holders of claims and equity interests entitled to vote thereon under the terms of the Plan on June 27, 1997 in order to solicit acceptances of the Plan. A confirmation hearing is currently scheduled to be held by the Bankruptcy Court on August 14, 1997 to determine whether the Plan satisfies all of the requirements for confirmation specified in Section 1129 of the Bankruptcy Code, among which are that the Plan be: (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the Plan "does not discriminate unfairly" and is "fair and equitable" as to such class; (ii) feasible; and (iii) in the "best interests of creditors and stockholders that are impaired under the Plan."

  The Plan and Disclosure Statement may be subject to further amendment and revisions before the process is completed. As currently contemplated, the Plan would provide for a distribution to creditors of a combination of cash, new corporate debt, new Company common stock and other assets. General unsecured creditors would receive: (i) a cash payment of $119 (subject to certain possible adjustments); (ii) ten year, 11% unsecured notes in the principal amount of $100 (subject to certain possible upward adjustments) (with the first three years of interest prefunded, based on $100 of notes and no scheduled principal payments until maturity in 2007); (iii) new common stock of the Company, which would be issued at the time of emergence and replace all existing shares; (iv) title to the Company's headquarters building in downtown St. Louis, which the Company would continue to occupy under the terms of a ten year lease; and (v) excess cash of approximately $48 from the Company's overfunded pension plan. Holders of existing equity interests in the Company would receive eight-year warrants to purchase a total of approximately nine percent of the new common stock and rights to, among other things, purchase shares of the new common stock.

  The Plan will not become effective unless and until certain conditions specified therein have been satisfied or waived. Among these conditions are that: (i) an order confirming the Plan, in form and substance reasonably acceptable to the Debtors and the statutory Creditors' Committee, shall have been signed by the Bankruptcy Court and there shall not be a stay or injunction in effect with respect thereto; (ii) the Debtors shall have at least $10 in cash as of July 5, 1997 after giving effect to the distributions of cash projected to be made under the Plan; (iii) the Debtors shall have credit availability under a working capital credit facility providing the Debtors with working capital sufficient to meet their requirements; and (iv) various other actions, documents and agreements necessary to implement the Plan shall have been effected or executed.

  Pursuant to an order of the Bankruptcy Court dated May 13, 1997, the assets and liabilities of the Debtors will be deemed substantively consolidated solely for purposes relating to the Debtors' joint plan of reorganization discussed below, including with respect to voting and distributions. As a result, among other things, for purposes of that plan, all claims against the Debtors and all guarantee and similar claims will be eliminated. Substantive consolidation, however, will not affect, among other things, the separate legal and corporate structure of the individual Debtors subsequent to their emergence from Chapter 11.

  The Company anticipates using fresh start accounting once the Plan is consummated.

3.The principal categories of claims classified as liabilities subject to settlement under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts by the Company.


                                      May 3, 1997   February 1, 1997

  Long-term senior notes payable        $150.0             $150.0
  Notes payable - banks                  205.9              205.9
  Cash set-off applied to debt            (3.6)              (3.6)
  Capital lease obligations                8.4               12.4
  Accrued interest payable                 4.4                4.3
  Deferred debt costs                     (4.3)              (4.3)
  Postretirement benefit/Pension accrual     -               47.7
  Accounts payable                        37.8               36.1
  Lease termination claims                43.8               42.8
  Taxes                                    4.9                6.0
  Other                                    8.4               11.0
  Liabilities subject to settlement
    under reorganization proceedings    $455.7             $508.3


  During the first quarter of 1997, postretirement benefit accruals of $42.2 and non-qualified pension accruals of $5.5 were reclassified from liabilities subject to settlement under reorganization proceedings to other noncurrent liabilities. Under the proposed plan of reorganization, the Company will assume the postretirement benefit and non-qualified pension liabilities.

  As a result of the bankruptcy filing, principal or interest payments will not be made on any prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. Interest on prepetition obligations has generally not been accrued after the Petition Date.

  Prior to the bankruptcy filing and certain agreements discussed below, the Company's debt consisted of senior notes held by various institutional lenders amounting to $150.0. The unsecured senior notes, having maturities from 7 to 15 years, were to bear interest at rates of 7.09% to 8.04%. The Company also had outstanding borrowings under a $125.0 revolving credit facility as well as short-term and demand notes under uncommitted bank lines with varying interest rates and maturity dates. In addition, the Company had $8.4 in obligations relating to its Washington, Missouri, distribution center which are characterized as capital leases for financial reporting purposes.

  As a result of its operating loss for second quarter 1995, the Company was in violation of certain financial covenants under its bank and senior note agreements. During the third quarter 1995, the Company and its subsidiary, Edison Brothers Apparel Stores, Inc., entered into an agreement for a $75.0 secured revolving line of credit facility with BankAmerica Business Credit, Inc. extending through February 29, 1996. In addition, the Company entered into override agreements with its existing lenders through February 29, 1996. The override agreements covered existing 1995 financial covenants and deferred principal repayments otherwise due December 1, 1995. Furthermore, the Company's primary existing letter of credit bank agreed to continue to provide international letters of credit through the override period. In exchange for these concessions, the Company paid a one-time forbearance fee of $3.6 and agreed to increase the interest rate on the outstanding debt to 9.75%.

  As of the bankruptcy filing, the Company had outstanding $150.0 of senior notes, $125.0 under its $125.0 revolving credit facility, $80.9 of short-term and demand notes under its uncommitted bank lines, $8.4 of capital lease obligations, and $21.6 under its $75.0 secured revolving line of credit facility. The Company received authorization from the Bankruptcy Court to make a $21.6 payment on the secured revolving line of credit facility. In addition, $3.6 of cash was set-off by the banks against outstanding principal and accrued interest balances.

  As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Debtors. Generally, creditors whose claims arose prior to the Petition Date had until August 1, 1996 ("Bar Date") to file claims or be barred from asserting claims in the future. Claims arising from rejection of executory contracts by the Debtors on or after July 1, 1996, and claims related to certain other items were permitted to be filed by other dates set by the Bankruptcy Court. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will either be amicably resolved or adjudicated. The ultimate amount of and settlement terms for such liabilities are subject to the plan of the reorganization when confirmed, and accordingly are not presently determinable.

4.The Company and its subsidiary, Edison Brothers Apparel Stores, Inc., as debtors-in-possession, are parties to a Loan Agreement dated effective November 9, 1995 (the DIP Facility) with BankAmerica Business Credit, Inc., as Agent and Lender, under which the Company may borrow up to $200.0, subject to collateral restrictions, to fund ongoing working capital needs. The DIP Facility, which has been approved by the Bankruptcy Court, has a sublimit of $150.0 for the issuance of letters of credit. The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels through the emergence date.

  At the Company's option, the Company may borrow under the DIP Facility at the Reference Rate (as defined in the DIP Facility) plus .25% or at the Eurodollar Rate (as defined in the DIP Facility) plus 1.5%. The current borrowing rate is 8.5%. The maximum borrowing, up to $200.0, is limited to 50% of the value of eligible inventory (as defined in the DIP Facility) plus 95% of the amount of cash deposited with the Agent. The Company is required to pay a commitment fee of .375% per annum on the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, a limitation on store closings of 1,100 (as amended), limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings (EBITDA) and inventory levels, and a prohibition on paying dividends.
  At May 3, 1997 the Company was in compliance with the DIP Facility covenants.

  The lenders under the DIP Facility have a "super-priority" administrative expense claim against the estate of the Company. The DIP Facility expires on the earlier of November 9, 1997, or the effective date of a plan of reorganization that is confirmed by the Bankruptcy Court.

  As of May 3, 1997 no significant borrowings were outstanding under the DIP Facility. Outstanding letters of credit were $86.7 and available borrowings under the DIP Facility were $51.9.
  5.  Restructuring and reorganization expenses were as follows:




                                                  13 Weeks Ended
                                              May 3, 1997   May 4, 1996

     Legal and consulting fees                   $ 4.7          $ 2.8
     Estimated costs of store closings             2.4            8.7
     Estimated loss on sale of subsidiaries          -            0.9
     Payroll and related expenses                  2.1             -
     Interest income                              (2.2)          (1.7)
     Other                                         1.1            0.9
     Restructuring and reorganization
        expenses                                 $ 8.1         $ 11.6



  A $1.5 charge for store closings during first quarter 1997 represents reserves for anticipated closings prior to emergence, and is included in the $2.4 above. In first quarter 1996, the Company announced plans to close its Zeidler & Zeidler division. Accordingly, store closing provisions of $8.7 were recognized during first quarter 1996.

6.Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the Company's stock option plans would have no material dilutive effect on earnings per common share.

7.Common stock shares authorized total 100,000,000; at May 3, 1997, 27,554,232 shares were issued of which 5,352,454 shares were being held in the Company's treasury and 22,201,778 shares were outstanding.

8.Investments are stated at cost that approximates market and consist of
  U. S. government debt securities having maturities ranging from May, 1997 to July, 1997.

  The Company considers those investments with maturities of three months or less to be cash equivalents for condensed consolidated statements of cash flows.

9.   Property and equipment, net is composed of the following:


                                    May 3,       Feb.1,     May 4,
                                    1997         1997        1996

  Cost                             $346.9        $346.1    $414.5
  Accumulated depreciation and
     amortization                  (202.1)       (200.1)   (216.1)
  Net book value                   $144.8        $146.0    $198.4

10.  Intangible assets, net is
     composed of the following:

  Cost                             $   -         $   -     $  69.5
  Accumulated amortization             -             -       (21.5)
  Net book value                   $   -         $   -     $  48.0




  During fourth quarter 1996, the remaining net book value of intangibles of $42.4 was written off in accordance with Statement of Financial Accounting Standards 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

11. The effective tax rate of 6.9% of pretax loss for the 13 weeks ended May 3, 1997, differs from the Company's customary relationship between the income tax provision and pretax accounting loss. Due to the uncertainty of the Company producing future income which will be available to absorb net operating loss carryforwards, no tax benefit relative to current operating results has been recorded. In addition, the Company has concluded that it is likely it will not be able to realize its deferred tax assets. The provision of $1.1 on the 1997 condensed consolidated statements of operations generally relates to operations in Puerto Rico, Canada, Taiwan, Hong Kong and the Philippines.



         EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATING RESULTS

Net sales for first quarter 1997 were $224.0 million, a decrease of $34.1 million from first quarter 1996. The decrease reflects a 16.7% decrease in the average number of stores in operation between the first quarter of 1996 and first quarter of 1997. Same-store sales declined 1.9%. Wild Pair and Repp. Ltd. posted same-store sales increases of 6.1% and 1.1%, respectively. All other chains reported same-store sales decreases from the prior year.

Consistent with the retail industry, the Company experiences a significant increase in sales during the Christmas selling season (Thanksgiving through Christmas). This selling season generally accounts for approximately 15% of annual sales.

Cost of goods sold, including occupancy and buying expenses, was 70.6% of sales in first quarter 1997 compared to 70.9% in first quarter 1996. Merchandise costs decreased 13.7% between 1997 and 1996, reflective of the decrease in sales volume, with costs as a percentage of sales remaining consistent between the two periods. Occupancy and buying costs decreased 13.0% between years, again with costs as a percentage of sales remaining consistent.

Merchandise markdowns decreased to 16.2% of sales in first quarter 1997, compared to 17.2% in the first quarter of 1996. The 5-7-9 chain contributed significantly to the reduced markdowns by a change in its merchandising strategy from the prior year, resulting in less clearance inventory markdowns for 1997. The reduction in markdowns was offset by increased costs of merchandise and freight, as more branded goods were purchased during 1997. Occupancy and buying costs decreased due to the closing of numerous under-performing stores during 1996, coupled with reduced store occupancy costs as a result of negotiations with landlords. The reduced occupancy costs were offset by increases in merchandising and buying payroll and foreign buying office expenses.

Store operating and administrative expenses as a percentage of sales increased to 27.9% of sales in 1997 compared to 26.7% in 1996. Store expenses decreased $6.3 million, remaining consistent as a percentage of sales during the two periods. The decrease in expenses relates primarily to the closing of under-performing stores. Additional expenses for first quarter 1997 reflected minimum wage increases for all chains and new incentive and inventory shrinkage bonus programs.

Administrative expenses remained constant in total between first quarter 1997 and first quarter 1996, increasing as a percentage of sales to 7.7% of sales in 1997 compared to 6.7% in 1996.

Depreciation and amortization expense decreased $2.8 million or 26.9% between 1997 and 1996 due to the impairment of long-lived assets recognized in fourth quarter of 1996 in accordance with Statement of Financial Accounting Standard 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), and the closing of approximately 300 stores between first quarter of 1996 and first quarter of 1997.

Restructuring and reorganization expenses of $8.1 million in first quarter 1997 consisted of $2.4 for early lease termination costs and write-offs of fixtures and equipment and discontinued operations, $4.7 million for legal and consulting fees, $2.1 for severance payroll and related fringe benefits, and $1.1 of other bankruptcy related expenses, reduced by $2.2 of interest income.

FINANCIAL CONDITION

Cash and investments were $4.6 million higher at the end of first quarter 1997 compared with first quarter 1996. Overall cash and investments decreased by $34.7 million since the end of fiscal 1996. The Company used cash to fund operations and working capital needs during the first quarter of 1997. Cash flow from operations decreased $56.3 million during the first quarter of 1997 compared to 1996. The decrease was primarily due to the receipt of an income tax refund of $37.9 million in the first quarter of 1996. The decrease in investments resulted from the Company's decision to focus investments in securities with less than 90 day maturities, which also caused the increase in cash from investing activities. Decreases in operating cash flows were offset by a slight reduction in the net loss for first quarter 1997 and reduced cash payments for reorganization expenses.

Merchandise inventories decreased by $45.6 million from first quarter 1996 to first quarter 1997 due to the numerous store closings and tighter inventory controls.

Capital expenditures increased by $3.8 million in first quarter 1997 compared to 1996, primarily due to extensive remodeling projects and store moves being performed in 1997. Fixed assets, net decreased $53.5 million or 27.0% between 1997 and 1996 due to the asset impairment loss recognized with SFAS 121 and the reduction of approximately 300 stores.

Postretirement benefits were previously included in liabilities subject to settlement under reorganization proceedings for first quarter 1996 and at the end of fiscal year 1996.


         EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                   PART II OTHER INFORMATION

Item 1.   Legal Proceedings
       See Note 1 of the Notes to Condensed Consolidated Financial
Statements.

Items 2, 3, 4 and 5 of Part II are not applicable.

Item 6.                              Exhibits and Reports on Form 8-K

(a) Bylaws of the Company, as amended April 23, 1996, were filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 and are incorporated herein by reference.

(b) The Company's Certificate of Incorporation, as amended September 8, 1995, was filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 29, 1995 and is incorporated herein by reference.

(c) Exhibit 11, computation of per share earnings, is on page 13 of this Form 10-Q.

(d)  Exhibit 27, Financial Data Schedule, is on page 14 of this Form 10-Q.

(e)  There were no reports on Form 8-K filed during the quarter ended May
3, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  EDISON BROTHERS STORES, INC.




DATE: June 16, 1997
                               By/s/David B. Cooper, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer