Form 10-Q
period 1997-08-02
EDISON BROTHERS STORES INC
filed 1997-09-16
CIK 31575

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       August 2, 1997

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

                               INDEX

                                                         Page No.

Part I.  Financial Information

       Condensed Consolidated Balance Sheets as of
         August 2, 1997, February 1, 1997, and August 3, 1996       1


       Condensed Consolidated Statements of Operations for
       the 13 weeks and 26 weeks ended August 2, 1997, and the 13 weeks
        and 26 weeks ended August 3, 1996                           2


       Condensed Consolidated Statements of Cash Flows
       for the 26 weeks ended August 2, 1997, and the 26 weeks
          ended August 3, 1996                                      3


       Notes to Condensed Consolidated
          Financial Statements                                      4


       Management's Discussion and Analysis of Operating
          Results and Financial Condition                          10


Part II.    Other Information                                      12

Signatures                                                         12


                       PART I FINANCIAL INFORMATION
              EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                              Aug 2,   February 1  Aug 3,
                                               1997         1997   1996
                                                     (In Millions)
Current Assets:
  Cash and cash equivalents                 $ 170.2     $125.6    $123.2
  Investments                                   ---       78.5      54.1
  Merchandise inventories                     220.5      210.7     243.2
  Prepaid expenses                             13.8       14.6      17.2
  Other current assets                          3.2        5.6       7.8
        Total Current Assets                  407.7      435.0     445.5

Assets Held for Sale                            10.9       10.9         -
Property and Equipment, net                    141.5      146.0     190.5
Intangible Assets, net                           0.2          -      45.7
Prepaid Pension Expense                         60.5       41.3      38.1
Other Assets                                     6.8       10.2      14.1
       Total Assets                           $627.6    $ 643.4    $733.9

          LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Merchandise accounts payable                $ 53.8    $  50.7      56.5
  Expense accounts payable                      30.0       28.1      25.7
  Payroll and vacations                         10.6       10.7      12.3
  Other taxes                                    5.4        5.7       6.7
  Other current liabilities                     28.1       23.1      17.8
       Total Current Liabilities               127.9      118.3     119.0

Liabilities Subject to Settlement under
   Reorganization Proceedings                  453.6      508.3     497.4
Postretirement Benefits                         42.6         -          -
Other Liabilities                               22.3       18.9      19.7

Common Stockholders' Equity (Deficit):
  Common stock, par value $1                    22.2       22.2      22.2
  Capital in excess of par value                77.0       76.9      76.8
  Retained earnings (deficit)                 (118.4)    (101.6)     (1.2)
  Foreign currency translation
    adjustment and other                         0.4        0.4         -
Total Common Stockholders' Equity
          (Deficit)                            (18.8)      (2.1)     97.8
         Total Liabilities and Equity
          (Deficit)                           $627.6     $643.4   $ 733.9

<fn1>

See notes to condensed consolidated financial statements.

</fn1>

              EDISON BROTHERS STORES, INC.  AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                   13 Weeks Ended 26 Weeks Ended
                                   Aug 2,     Aug 3,   Aug 2,   Aug 3,
                                   1997       1996     1997     1996
                                    (In millions except pershare data)

Net Sales                           $236.6    $268.8    $460.6    $526.9
Cost of goods sold, occupancy, and
 buying expenses                     165.4     207.3     323.5     390.4
Store operating and administrative
 expenses                             65.9      68.5     128.5     137.4
Depreciation and amortization          7.7      10.1      15.3      20.5
Interest expense, net                  0.6       0.5       1.5       0.9
Restructuring and reorganization
 expenses                             10.1       7.0      18.2      18.6
Pension settlement gain              (15.8)       --     (15.8)       --
Other                                  3.4       0.6       6.1       1.6
     Total Costs and Expenses        237.3     294.0     477.3     569.4

Loss before Income Taxes              (0.7)    (25.2)    (16.7)    (42.5)
Income tax provision                  (0.9)     --         0.2       0.4
Net Income(Loss)                      $0.2    ($25.2)   ($16.9)   ($42.9)
Net Income(Loss)per Common Share      $0.01    ($1.14)   ($0.76)   ($1.93)
Weighted Average Common Shares
  Outstanding (In thousands)         22,202    22,202    22,202    22,168

<fn2>

See notes to condensed consolidated financial statements.

</fn2>



              EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      26 Weeks Ended
                                                      Aug 2, 1997  Aug 3,1996
                                                        (In Millions)

Cash Flows from Operating Activities:
Net loss                                                $ (16.9)      $(42.9)
 Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
  Depreciation and amortization                            15.3         20.5
  Loss on disposal of property and equipment                2.7           --
  Restructuring and reorganization expenses,
      noncash portion                                       3.3          9.3
  Pension settlement gain                                 (15.8)          --
  Working capital changes, net of effects from
       acquisitions and divestitures                       (0.7)         56.4
  Other                                                    (2.0)          1.6
       Total Operating Activities                         (14.1)         44.9

Cash Flows from Investing Activities:
 Capital expenditures                                     (17.5)         (7.9)
 (Increase)decrease in investments                         78.5         (54.1)
 Proceeds from property and equipment disposals             0.1            --
  Other                                                    (0.1)          0.7
       Total Investing Activities                          61.0         (61.3)

Cash Flows from Financing Activities:
 Payments on capital lease obligation                      (2.5)           --
 Net Prepetition payments under short-term
    credit facility                                          --          (0.2)
 Other                                                       0.2          0.9
 Total Financing Activities                                 (2.3)         0.7

Effect of exchange rate changes on cash                       --         (0.7)

Cash Provided                                                44.6       (16.4)
Beginning Cash and Cash Equivalents                         125.6       139.6

Ending Cash and Cash Equivalents                          $ 170.2     $ 123.2





         EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in Millions)

1. The information set forth in these interim financial statements as of and for the three and six months ended August 2, 1997 and August 3, 1996, respectively, is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the consolidated financial results of Edison Brothers Stores, Inc. (the Company) for the periods indicated. Results of operations for the interim period ended August 2, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

2. On November 3, 1995 (the Petition Date), the Company and 65 of its subsidiaries and affiliates the Debtors) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court (the "Court") in Wilmington, Delaware. The Debtors are presently operating their respective businesses as debtors-in-possession. A statutory Creditors' Committee has been appointed in the Chapter 11 cases. In addition, the U.S. Trustee appointed an Equity Committee during the fourth quarter of 1996.

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

In the Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to settlement under reorganization proceedings in the consolidated balance sheets. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other prepetition executory contracts, subject to Court approval. The liabilities subject to settlement under reorganization proceedings include a provision for the estimated amount that may be claimed by lessors and allowed in connection with the real estate leases. The Company will continue to analyze its executory contracts and may assume or reject additional contracts.

On February 27, 1997, the Debtors filed a proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was amended by subsequent filings (the plan as amended, the "Plan"). On March 31, 1997, the Debtors also filed a Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code which was amended by subsequent filings. Following Court approval of the Disclosure Statement, the Company, on June 30, 1997, distributed copies of the Disclosure Statement and the Plan to those holders of claims and equity interests entitled to vote thereon under the terms of the Plan in order to solicit acceptances of the Plan. A confirmation hearing was held by the Court on September 9, 1997 at which the Court determined that the Plan satisfied all of the requirements for confirmation specified in Section 1129 of the Bankruptcy Code. An order confirming the Plan was entered that date. The Debtors expect to emerge from Chapter 11 in late September, 1997.

The Plan provides for a distribution to creditors of a combination of cash, new corporate debt, new Company common stock and other assets. General unsecured creditors will receive: (i) a cash payment of $96.9; (ii) ten year, 11% unsecured notes in the principal amount of $120.0 (with approximately the first two and a half years of interest prefunded and no scheduled principal payments until maturity in 2007); (iii) new common stock of the Company; (iv) title to the Company's headquarters building in downtown St. Louis, which the Company would continue to occupy under the terms of a three year lease, plus options to extend; and (v) excess cash of approximately $48 from the Company's overfunded pension plan. All of the Company's existing shares of stock will be cancelled. Holders of existing equity interests in the Company will receive eight-year warrants to purchase a total of approximately nine percent of the new common stock and rights to, among other things, purchase shares of the new common stock. The Plan will not become effective unless and until certain conditions specified therein have been satisfied or waived. Among these conditions are that: (i) there shall not be a stay or injunction in effect with respect to the Court's order confirming the Plan; (ii) the Debtors shall have at least $10 in cash as of July 5, 1997 after giving effect to the distributions of cash projected to be made under the Plan; (iii) the Debtors shall have credit availability under a working capital credit facility providing the Debtors with working capital sufficient to meet their requirements; and
(iv) various other actions, documents and agreements necessary to implement the Plan shall have been effected or executed.

Pursuant to an order of the Bankruptcy Court dated May 13, 1997, the assets and liabilities of the Debtors will be deemed substantively consolidated solely for purposes relating to the Debtors' joint plan of reorganization, including with respect to voting and distributions. As a result, among other things, for purposes of that plan, all claims against the Debtors and all guarantee and similar claims will be eliminated. Substantive consolidation, however, will not affect, among other things, the separate legal and corporate structure of the individual Debtors subsequent to their emergence from Chapter 11.

The Company anticipates applying the provisions of AICPA Statement of Position 90-7,"Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and utilizing fresh start accounting once the Plan is consummated.

3. The principal categories of claims classified as liabilities subject to settlement under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts by the Company.


                                          August 2,  February 1, August 3,
                                              1997        1997      1996
  Long-term senior notes payable              $150.0    $150.0   $150.0
  Notes payable - banks                        205.9     205.9   205.0
  Cash set-off applied to debt                  (3.6)     (3.6)   (3.6)
  Capital lease obligations                      8.4      12.4     8.4
  Accrued interest payable                       4.6       4.3     3.5
  Deferred debt costs                           (4.3)     (4.3)   (6.3)
  Postretirement benefit/Pension accrual         -        47.7    41.8
  Accounts payable                              37.2      36.1    37.3
  Lease termination claims                      44.1      42.8    40.6
  Taxes                                          4.2       6.0     4.0
  Other                                          7.1      11.0    15.8
  Liabilities subject to settlement
    under reorganization proceedings          $453.6    $508.3  $497.4


During the first quarter of 1997, postretirement benefit accruals of $42.2 and non-qualified pension accruals of $5.5 were reclassified from liabilities subject to settlement under reorganization proceedings to other noncurrent liabilities. Under the proposed plan of reorganization, the Company will assume the postretirement benefit and non-qualified pension liabilities.

As a result of the bankruptcy filing, principal or interest payments will not be made on any prepetition debt without Bankruptcy Court approval. Interest on prepetition obligations has generally not been accrued after the Petition Date. The Plan provides for payment of prepetition interest with respect to certain secured debt. Prior to the bankruptcy filing and certain agreements discussed below, the Company's debt consisted of senior notes held by various institutional lenders amounting to $150.0. The unsecured senior notes, having maturities from 7 to 15 years, were to bear interest at rates of 7.09% to 8.04%. The Company also had outstanding borrowings under a $125.0 revolving credit facility as well as short-term and demand notes under uncommitted bank lines with varying interest rates and maturity dates. In addition, the Company had $8.4 in obligations relating to its Washington, Missouri, distribution center which are characterized as capital leases for financial reporting purposes.

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

As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Debtors. Generally, creditors whose claims arose prior to the Petition Date had until August 1, 1996 ("Bar Date") to file claims or be barred from asserting claims in the future. Claims arising from rejection of executory contracts by the Debtors on or after July 1, 1996, and claims related to certain other items were permitted to be filed by other dates set by the Bankruptcy Court. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will either be amicably resolved or adjudicated. The ultimate amount of and settlement terms for such liabilities are subject to the plan of the reorganization and accordingly are not presently determinable.

4. The Company and its subsidiary, Edison Brothers Apparel Stores, Inc., as debtors-in-possession, are parties to a loan Agreement dated effective November 9, 1995 (the DIP Facility) with BankAmerica Business Credit, Inc., as Agent and Lender, under which the Company may borrow up to $200.0, subject to collateral restrictions, to fund ongoing working capital needs. The DIP Facility, which has been approved by the Bankruptcy Court, has a sublimit of $150.0 for the issuance of letters of credit. The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels through the emergence date.

At the Company's option, the Company may borrow under the DIP Facility at the Reference Rate (as defined in the DIP Facility) plus .25% or at the Eurodollar Rate (as defined in the DIP Facility) plus 1.5%. The current borrowing rate is 8.75%. The maximum borrowing, up to $200.0, is limited to 50% of the value of eligible inventory (as defined in the DIP Facility) plus 95% of the amount of cash deposited with the Agent. The Company is required to pay a commitment fee of .375% per annum on the unused portion of the DIP Facility. The DIP Facility contains restrictive covenants including, among other things, a limitation on store closings of 1,100 (as amended), limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and the sale of assets, the maintenance of minimum operating earnings (EBITDA) and inventory levels, and a prohibition on paying dividends. At August 2, 1997 the Company was in compliance with the DIP Facility covenants.

The lenders under the DIP Facility have a "super-priority" administrative expense claim against the estate of the Company. The DIP Facility expires on the earlier of November 9, 1997, or the effective date of a plan of reorganization that is confirmed by the Bankruptcy Court.

As of August 2, 1997 no significant borrowings were outstanding under the DIP Facility. Outstanding letters of credit were $78.6 and available borrowings under the DIP Facility were $43.9.

5.  Restructuring and reorganization expenses were as follows:




                                       13 Weeks Ended      26Weeks Ended
                                      August 2,  August 3, August2,  August 3,
                                      1997       1996       1997     1996
     Legal and consulting fees        $ 8.4      $ 3.9     $13.1     $6.9
     Estimated costs of store closings   .9         .3       3.3      9.0
     Estimated loss on sale of
       subsidiaries                     --         0.9       --        .9
     Payroll and related expenses       2.4        1.6       4.6      1.6
     Early retirement program            --        2.3       --       2.3
     Interest income                   (2.2)      (2.1)     (4.5)    (3.8)
     Other                                .6        .1       1.7      1.7
     Restructuring and reorganization
        expenses                      $ 10.1     $ 7.0     $18.2    $18.6


A $.9 charge for store closings during second quarter 1997 represents an additional reserve for anticipated closings prior to emergence. In first quarter 1996, the Company announced plans to close its Zeidler & Zeidler division. Accordingly, store closing provisions of $9.0 were recognized during the first 26 weeks of 1996.

6. Net income per common share is based on the weighted average common shares outstanding during the period. Shares issuable under the Company's stock option plans would have no material dilutive effect on earnings per common share.

7. Common stock shares authorized total 100,000,000; at August 2, 1997, 27,554,232 shares were issued of which 5,352,454 shares were being held in the Company's treasury and 22,201,778 shares were outstanding.

8.  Investments are stated at cost that approximates market and consist of
U. S. government debt securities having maturities greater than ninety days from the original purchase.

The Company considers those investments with maturities of three months or less to be cash equivalents for condensed consolidated statements of cash flows.


 9.   Property and equipment, net is composed of the following:


                                   August 2,    Feb.1,     August3,
                                   1997         1997       1996

  Cost                              $339.5        $346.1    $410.1
  Accumulated depreciation and
     amortization                   (198.0)       (200.1)   (219.6)
  Net book value                    $141.5        $146.0    $190.5

10.  Intangible assets, net is
     composed of the following:

  Cost                              $  .2         $   -     $  68.3
  Accumulated amortization              -             -       (22.6)
  Net book value                      $.2   -     $   -     $  45.7




During fourth quarter 1996, the remaining net book value of intangibles of $42.4 was written off in accordance with Statement of Financial Accounting Standards 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The current year balance consists of mialing lists for Phoenix Catalog.

11. The effective tax rate of (1.2)% of pretax loss for the 26 weeks ended August 2, 1997, differs from the Company's customary relationship between the income tax provision and pretax accounting loss. Due to the uncertainty of the Company producing future income which will be available to absorb net operating loss carryforwards, no tax benefit relative to current operating results has been recorded. In addition, the Company has concluded that it is likely it will not be able to realize its deferred tax assets. The provision of $.2 on the 1997 condensed consolidated statements of operations generally relates to state taxes and operations in Puerto Rico, Taiwan, Hong Kong and the Philippines.



               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Net sales for the 13 weeks and 26 weeks ended August 2, 1997 decreased by 12.0% and 12.6%, respectively, from comparable periods of 1996. The decrease reflects a 15.1% decrease in the average number of stores in operation between the first 26 weeks of 1996 and the first 26 weeks of
1997.   Same-store sales had a slight increase of .3% and a decrease of .8%
for the 13 week and 26 week periods, respectively. Shifty's, Wild Pair, Repp Ltd and 5-7-9 posted same-store sales increases for the 13 week and 26 week periods and J. Riggings reported a 3.0% increase in the current 13 week period. The increases relate to more customer-appealing merchandise, branded merchandise in Wild Pair and new fashion sportswear in Repp Ltd. Also 5-7-9 began its back to school promotions earlier this year than in 1996. All other chains reported same-store decreases from the prior year in both periods.

Cost of goods sold, including occupancy and buying expenses, was 69.9% and 70.2% of sales for the 13 weeks and 26 weeks ended August 2, 1997, respectively, compared with 77.1% and 74.1% for the comparable periods in 1996. Merchandise costs decreased 22.1% and 18.3% in 1997 from 1996 for the 13 weeks and 26 weeks, respectively, reflective of the decrease in sales volume and a decrease in markdowns taken by 5-7-9 and Bakers. Occupancy and buying costs decreased 14.3% and 13.8% between 1997 and 1996 for the 13 weeks and 26 weeks, respectively, with costs as a percentage of sales remaining consistent.

Merchandise markdowns decreased to 19.2% and 17.7% of sales for the 13 week and 26 week periods in 1997, compared to 23.2% and 20.2% in 1996. The decrease was attributable to several factors. In 1996, a special markdown accrual of $6.1 million was recorded for Repp Ltd tailored clothing in an effort to move away from the suit and sport coat categories and increase focus on casual components. In 1997, the merchandise in stores reflected the chain's focus, so no special markdown was necessary. Bakers sold the majority of its spring merchandise quickly, requiring fewer markdowns to be taken at the end of the season, and 5-7-9 continued with its promotional strategy of taking smaller markdowns throughout the season, turning merchandise quickly and reducing the amount of markdowns needed at the end of the season. Occupancy and buying costs decreased due to the closing of numerous under-performing stores during 1996 coupled with reduced store occupancy costs as a result of negotiations with landlords.

Store operating and administrative expenses decreased 6.5% for the 26 week period in 1997 compared to the same period in 1996. As a percentage of sales, these expenses were 27.9% and 26.1% for the 26 week period in 1997 and 1996, respectively. The same trend occurred in the 13 week period with expenses down 3.8%, but as a percentage of sales was 27.9% compared to 25.4% in 1996, reflective of additional expenses in 1997 for incentive and inventory shrinkage programs and minimum wage increases. Store operating expenses decreased $3.6 million and $9.9 million for the 13 week and 26 week periods of 1997, remaining consistent as a percentage of sales compared to 1996. The decrease related primarily to the closing of under-performing stores. Administrative expenses increased $1.0 million for both the 13 weeks and 26 weeks ended August 2, 1997, or 6.2% and 3.1% from the comparable periods in 1996. The increase related primarily to $.8 million in non bankruptcy consulting fees for current ISD and Real Estate projects. Depreciation and amortization expense decreased $2.4 million or 23.8% and $5.2 million or 25.4% between 1997 and 1996, for the 13 week and 26 week periods, respectively. The decrease resulted from the impairment of long lived assets recognized in fourth quarter 1996 in accordance with Statement of Financial Accounting Standard 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), and the closing of approximately 300 stores between spring 1996 and spring 1997.

Restructuring and reorganization expenses of $18.2 million for the 26 week period of 1997 consisted of $3.3 million for early lease termination costs and write-offs of fixtures and equipment and discontinued operations, $13.1 million for legal and consulting fees, $4.6 million for severance payroll and related fringe benefits, and $1.7 million of other bankruptcy related expenses, reduced by $4.5 million of interest income.

FINANCIAL CONDITION

Cash and investments were $7.1 million lower at the end of second quarter 1997 compared with second quarter1996 and down $33.9 million since the end of fiscal 1996. Merchandise inventories decreased by $22.7 million from second quarter 1996 to second quarter 1997 due to the numerous store closings and the liquidation of seasonal merchandise in the same season by various chains. Fixed assets, net decreased $49.0 million or 25.7% and intangible assets, net decreased $45.5 or 99.6% between second quarter 1996 and second quarter 1997 due to the asset impairment loss recognized in accordance with SFAS 121, coupled with a reduction of approximately 300 stores. Postretirement benefits were previously included in liabilities subject to settlement under reorganization proceedings for the 26 week period of 1996 and at the end of fiscal year 1996.

Cash flow from operations during the 26 week period in 1997 decreased $59.0 million from the same period in 1996 primarily due to the receipt of an income tax refund of $37.9 million in 1996 and a $19.2 million change in working capital from a source in 1996 of $18.5 million to a use in 1997 of $.7 million. Cash flows from investing activities increased $122.3 million in 1997 primarily due to the Company's decision to move excess funds out of investments and into cash equivalent securities. This source of cash was offset by a $9.6 million increase in capital expenditures from 1996 to 1997 due to extensive remodeling projects and store moves. The Company also used cash to fund financing needs of $2.3 million, primarily for the $2.5 million payment of capital lease obligations during the 26 week period in 1997.




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

(d)  Exhibit 27, Financial Data Schedule, is on page 14 of this Form 10-Q.

(e) The Company filed a Form 8-K, dated June 30, 1997, with the Commission to report a press release issued by the Company announcing that Alan D. Miller, the Company's Chairman, President and Chief Executive Officer, would be leaving the Company following its emergence from pending reorganization proceedings under Chapter 11 of the Bankruptcy Code and certain other information regarding the status of such proceedings.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EDISON BROTHERS STORES, INC.



DATE: September 16, 1997

                         By/s/David B. Cooper, Jr.
                         Executive Vice President and
                                                          Chief Financial
Officer