Form 10-Q
period 1997-11-01
EDISON BROTHERS STORES INC
filed 1997-12-17
CIK 31575

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       November 1, 1997

//TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

               For the transition period from  ____ to ____

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

Yes      X      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                 Common Stock, $.01 par value - 9,291,900


               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                                   INDEX




Page No.

Part I.  Financial Information

       Condensed Consolidated Balance Sheets as of
         November 1, 1997 and February 1, 1997                        1

       Condensed Consolidated Statements of Operations for
          the 4 weeks ended November 1, 1997, the 9 weeks
          ended October 4, 1997 and the 13 weeks ended
          November 2, 1996                                            2

      Condensed Consolidated Statements of Operations for
          the 4 weeks ended November 1, 1997, the 35 weeks
          ended October 4, 1997 and the 39 weeks ended
          November 2, 1996                                            3

      Condensed Consolidated Statements of Cash Flows
          the 4 weeks ended November 1, 1997, the 35 weeks
          ended October 4, 1997 and the 39 weeks ended
          November 2, 1996                                            4

       Notes to Condensed Consolidated Financial Statements           5


       Management's Discussion and Analysis of Operating
          Results and Financial Condition                             15


Part II.    Other Information                                         18

Signatures                                                            20


PART I FINANCIAL INFORMATION
EDISON BROTHERS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

                                        As Reorganized Pre  Confirmation
                                         November 1,       February 1
                                            1997              1997

ASSETS
Current Assets:
   Cash and cash equivalents                 $13.3         $125.6
   Investments                                 ---           78.5
   Merchandise inventories                   211.2          210.7
   Pension assets held pending distribution   63.3            ---
   Prepaid expenses                           12.9           14.6
   Senior note interest escrow                17.6            ---
   Other current assets                        4.0            5.6
       Total Current Assets                  322.3          435.0

   Assets Held for Sale                        ---           10.9
   Assets Held for Senior Note Interest
      Escrow                                  10.4            ---
   Property and Equipment, net               123.4          146.0
   Intangible Assets, net                      1.6            ---
   Reorganization Value in Excess of
      Identifiable Assets                     46.7            ---
   Prepaid Pension Expense                    19.6           41.3
   Other Assets                                6.0           10.2
        Total Assets                        $530.0         $643.4

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Distribution to creditors pending
      pension termination                    $42.0            ---
   Merchandise accounts payable               37.2          $50.7
   Expense accounts payable                   29.9           28.1
   Short term borrowings                      11.6            ---
   Assumed prepetition reclamation costs       4.8            ---
   Payroll and vacations                       9.7           10.7
   Reorganization liabilities                 19.8            ---
   Workers' compensation and general liability 5.4         ---
   Other taxes                                26.2            5.7
   Other current liabilities                  23.4           23.1
         Total Current Liabilities           210.0          118.3
   Liabilities Subject to Settlement under
      Reorganization Proceedings               ---          508.3
   Long Term Debt                            128.0            ---
   Postretirement Employee Benefits           46.6            ---
   Other Liabilities                          14.7           18.9
   Common Stockholders' Equity (Deficit):
      Common stock                             0.1           22.2
      Capital in excess of par value         130.5           76.9
      Warrants                                 7.0            ---
      Retained deficit                       (6.8)        (101.6)
      Foreign currency translation adjustment
        and other                            (0.1)          (0.4)
            Total Common Stockholders' Equity
               (Deficit)                     130.7          (2.1)
            Total Liabilities and Equity
               (Deficit)                    $530.0         $643.4


<fnl>

See notes to condensed consolidated financial statements.

</fnl>


EDISON BROTHERS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THIRD QUARTER
(Dollars in Millions, except per share data)

                          As Reorganized          Pre-Confirmation
                           4 Weeks Ended     9 Weeks Ended  13 Weeks Ended
                        November 1, 1997     Oct. 4, 1997   Nov. 2, 1996
Net Sales                          $62.7         $153.2         $255.2
Cost of goods sold, occupancy,
   and buying expenses              48.7          111.7          182.1
Store operating and administrative
   expenses                         17.3           45.7           64.8
Depreciation and amortization        2.7            5.2           10.6
Interest expense, net                1.0            2.8            0.4
Restructuring and reorganization
    expenses                         ---           26.5            7.3
Impairment of long lived assets      ---            2.5            ---
Other                              (0.3)          (0.1)            1.5
Total Expenses                      69.4          194.3          266.7
Loss before income taxes, extraordinary
  item and the effects of fresh start
  adjustments                      (6.7)         (41.1)         (11.5)
Income tax provision                 0.1            0.1            ---
Loss before extraordinary item and
  the effects of fresh start
  adjustments                      (6.8)         (41.2)         (11.5)
Extraordinary item:  Gain on debt
   discharge                         ---            8.3            ---
Fresh start adjustments              ---            2.9            ---
Net Loss                          ($6.8)        ($30.0)        ($11.5)
Net Loss per Common Share        ($0.67)
Weighted Average Common Shares
 Outstanding (in thousands)       10,225

<fn2>

See notes to condensed consolidated financial statements. Per share and share data are not presented for periods prior to October 4, 1997, the effective date of the Company's plan of reorganization, due to the general lack of comparability as a result of the revised capital structure of the Company.

</fn2>



EDISON BROTHERS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR TO DATE AS OF THE THIRD QUARTER
(Dollars in Millions, except per share data)


                          As Reorganized          Pre-Confirmation
                           4 Weeks Ended     35 Weeks Ended 39 Weeks Ended
                        November 1, 1997     Oct. 4, 1997   Nov. 2, 1996
Net Sales                          $62.7         $613.8         $782.1
Cost of goods sold, occupancy
   and buying expenses              48.7          435.2          572.5
Store operating and administrative
   expenses                         17.3          174.2          202.2
Depreciation and amortization        2.7           20.5           31.1
Interest expense, net                1.0            4.3            1.3
Restructuring and reorganization
    expense                          ---           44.7           25.9
Pension settlement gain              ---         (15.8)            ---
Impairment of long-lived assets      ---            2.5            ---
Other                              (0.3)            6.0            3.1
Total Expenses                      69.4          671.6          836.1

Loss before income taxes, extraordinary
  item and the effects of fresh start
  adjustments                      (6.7)         (57.8)         (54.0)
Income tax provision                 0.1            0.3            0.4
Loss before extraordinary item and
  the effects of fresh start
  adjustments                      (6.8)         (58.1)         (54.4)
Extraordinary item:  Gain on debt
  discharge                          ---            8.3            ---
Fresh start adjustments              ---          (2.9)            ---
Net Loss                          ($6.8)        ($46.9)        ($54.4)
Net Loss per Common Share        ($0.67)
Weighted Average Common Shares
 Outstanding (in thousands)       10,225

<fn3>

See notes to condensed consolidated financial statements. Per share and share data are not presented for periods prior to October 4, 1997, the effective date of the Company's plan of reorganization, due to the general lack of comparability as a result of the revised capital structure of the Company.

</fn3>



EDISON BROTHERS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)



                          As Reorganized          Pre-Confirmation
                           4 Weeks Ended     35 Weeks Ended 39 Weeks Ended
                        November 1, 1997     Oct. 4, 1997   Nov. 2, 1996
Cash Flows from Operating Activities:
Net Loss                          ($6.8)        ($46.9)        ($54.4)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Extraordinary gain on debt
         discharge                   ---          (8.3)            ---
      Fresh start accounting
       adjustment                    ---          (2.9)            ---
      Asset impairment               ---            2.5            ---
      Depreciation & amortization    2.7           20.5           31.1
      Loss on disposal of property
        & equipment                  0.2            3.1            ---
      Restructuring & reorganization
        expenses, noncash portion    ---            3.3           11.3
      Pension settlement gain        ---         (15.8)            ---
      Working capital changes, net of
         effects from acquisitions and
         divestitures             (12.5)            9.3           37.8
      Other                          0.2          (2.5)            5.4
Total Operating Activities        (16.2)         (37.7)           31.2
Cash Flows from Investing Activities:
   Capital expenditures            (5.2)         (27.2)         (13.1)
   (Increase)decrease in
      investments                    ---           78.5         (82.8)
   Proceeds from property and equipment
      disposals                      0.2            1.7            ---
   Other                             ---            0.9            0.7
Total Investing Activities         (5.0)           53.9         (95.2)
Cash Flows from Financing Activities:
   Payments on capital lease
      obligation                     ---          (2.6)            ---
   Net proceeds from short term
      borrowings                    11.6            ---            ---
   Payments on liabilities subject
      to compromise                (2.0)         (96.9)            ---
   Increase in senior note
      interest escrow                ---         (17.6)            ---
   Other                           (0.1)            0.3            1.8
Total Financing Activities           9.5        (116.8)            1.8
Effect of exchange rate changes
   on cash                           ---            ---          (1.8)
Cash Used                         (11.7)        (100.6)         (64.0)
Beginning cash & cash equivalents   25.0          125.6          139.6
Ending Cash and Cash Equivalents   $13.3          $25.0          $75.6

<fn4>

See notes to condensed consolidated financial statements.

</fn4>


                        EDISON BROTHERS STORES, INC
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Millions)

NOTE 1.  GENERAL

The information set forth in these interim financial statements as of and for the four weeks ended November 1, 1997, the nine and thirty-five weeks ended October 4, 1997, and the thirteen and thirty-nine weeks ended November 2, 1996, respectively, is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the consolidated financial results of Edison Brothers Stores, Inc. (the Company ) for the periods indicated. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full fiscal year.

Due to the Restructuring and implementation of Fresh Start Reporting, the condensed consolidated financial statements for the new Reorganized Company (period starting October 5, 1997) are not comparable to those of the Predecessor Company (periods prior to October 5, 1997). For financial reporting purposes, the effective date of the Company's emergence from bankruptcy is considered to be the close of business on October 4, 1997.

A black line has been drawn on the accompanying condensed consolidated financial statements to distinguish between the Reorganized Company and the Predecessor Company.

NOTE 2.  REORGANIZATION

On November 3, 1995 (the Petition Date ), the Company and 65 of its subsidiaries and affiliates (the Debtors ) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the Court ) in Wilmington, Delaware. The Debtor's Amended Joint Plan of Reorganization (the Plan ) was confirmed by the Court on September 9, 1997. The Company emerged from Chapter 11 on September 26, 1997 (the Emergence Date ). During the period from November 3, 1995 through September 26, 1997 the Company operated as debtor-in-possession.

The Plan provides for general unsecured creditors to receive: (i) $99 ($96.9 distributed to creditors and $2.1 distributed to the Limited Liability Companies established pursuant to the Plan); (ii) ten year, 11% unsecured notes in the principal amount of $120 (with approximately the first three years of interest pre-funded and no scheduled principal payments until maturity in 2007) ( Senior Notes ); (iii) 10,000,000 of new common stock of the Company ( New Common Stock )(minus approximately 92,500 shares to be issued to holders of equity interests who exercised certain Rights granted to them pursuant to the Plan, with the proceeds of such Rights Offering being added to the cash to be distributed to creditors);
(iv) title to the Company's headquarters building in downtown St. Louis ( Corporate Headquarters Building ), which the Company continues to occupy under the terms of a three year lease, plus options to extend; and (v) $48, from the Company's over-funded pension plan less any taxes ( Pension Plan Proceeds ).

All of the Company's existing shares of common stock were cancelled as of the Emergence Date. The Plan provides for holders of existing equity interests in the Company to receive eight-year warrants to purchase a total of approximately nine percent of the New Common Stock.

The Company also terminated the Company's pension plan as of May 31, 1997 and has established a replacement plan effective January 1, 1998.

Pursuant to an order of the Bankruptcy Court dated May 13, 1997, the assets and liabilities of the Debtors were deemed to be substantively consolidated solely for purposes relating to the Plan including with respect to voting and distributions. As a result, among other things, for purposes of the Plan, all duplicative claims against the Debtors were consolidated and all guarantee and similar claims have been eliminated. Substantive consolidation, however, will not affect, among other things, the separate legal and corporate structure of the individual Debtors.

NOTE 3.  FRESH START ACCOUNTING AND REPORTING

In accounting for the effects of the Plan, the Company has implemented Statement of Position 90-7, Financial Reporting by Entities in
Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants in November 1990 (SOP 90-7).

Under fresh start accounting a new reporting entity is created and all assets and liabilities are recorded at their respective fair market values. The appraised reorganization value of the ongoing business is now reflected as the equity and long term debt value of the new company in accordance with the Plan. The appraised reorganization value of $275 million (the approximate fair value) was based on the consideration of many factors and various valuation methods, namely, (i) the going concern value of the business, (ii) the excess working capital calculated by subtracting the projected average financing facility revolver balance for the 12 months subsequent to the Emergence Date from projected excess cash over the same period, (iii) $99 to be distributed under the Plan ($96.9 distributed to creditors and $2.1 distributed to the Limited Liability Companies established pursuant to the Plan), and (iv) the value of certain other assets to be distributed under the Plan- the Pension Plan Proceeds and Corporate Headquarters Building. It excludes, however, the unresolved avoidance claims and the proceeds, if any, generated by the Rights offering (as defined in the Plan) and the D&B Spinoff Settlement Offer (as defined in the Plan), all of which were distributed to creditors under the Plan. The excess of the appraised reorganization value over the fair value of identifiable assets and liabilities is reported as Reorganization Value in Excess of Identifiable Assets in the accompanying condensed consolidated balance sheets and is being amortized over a ten year period.

The going concern value of the business as used in the calculation of the appraised reorganization value above was determined by a three year period modified discounted cash flow analysis, the result of which was then capitalized using comparable company multiplies.

As a result of the implementation of fresh start accounting, the financial statements of the Company after consummation of the Plan are not comparable to the Company's financial statements for prior periods.

The Reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of October 4, 1997:

                                           Reorganization,    As
                           PreConfirmation Debt Discharge &Reorganized
                                             Fresh Start Adjustments
October 4,                                          October 4,
                                 1997      Debit   Credit    1997

<s
ASSETS

Total Current Assets            $368.6    $63.3(d)   $5.8(a) $327.1
                                                     99.0(f)

Assets Held for Sale             10.8                  .4(a)  ---
                                                     10.4(b)
Escrowed Assets                            10.4(b)             10.4
Property and Equipment, net     140.8                19.8(c)  121.0
Intangible Assets, net                      1.6(c)              1.6
Reorganization Value in Excess
   of Identifiable Assets                  47.1(h)             47.1
Prepaid Pension Expense          58.6      24.3(a)   63.3(d)   19.6
Other Assets                      9.6                 3.3(a)    6.3

        Total Assets           $588.4    $146.7    $202.0    $533.1

LIABILITIES AND COMMON
     STOCKHOLDERS' EQUITY (DEFICIT)

Total Current Liabilities      $133.9               $12.7(a) $206.1
                                                     50.6(d)
                                                      8.9(f)
Liabilities Subject to Settlement under
   Reorganization Proceedings   450.9      19.8(c)
                                           50.6(d)
                                          264.3(e)
                                          107.9(f)
                                            8.3(g)         ------

Long Term Debt                    1.3               126.7(e)  128.0
Postretirement Employee Benefits 48.0       1.4(a)             46.6
Other Liabilities                14.2                 0.6(a)   14.8
Common Stockholders' Equity (Deficit):
   Common stock                  22.2      22.2(h)     .1(e)     .1
   Capital in excess of par value77.0      77.0(h)  130.5(e)  130.5
   Warrants                                           7.0(e)    7.0
   Retained deficit            (159.5)                2.9(a)  ---
                                                      1.6(c)
                                                      8.3(g)
                                                    146.7(h)
Foreign currency translation adjustment
    and other                     0.4       0.4(h)    -         -.-
     Total Liabilities and Equity
      (Deficit)                $588.4    $551.9    $496.6    $533.1



Explanation of the adjustment columns of the balance sheet are as follows:

(a) To adjust assets held for sale, pension assets, pension excise taxes, postretirement benefit liabilities and other assets and liabilities to fair market value.

(b) To reflect the transfer of $10.4 of assets held for sale as escrowed assets pursuant to the Plan.

(c) To reflect the transfer of title of the Corporate Headquarters Building to the creditors and execution of a lease agreement pursuant to the Plan.

(d) To reflect the termination of the Company's qualified pension plan pursuant to the Plan.

(e) To establish the long term debt and stockholders' equity to settle liabilities subject to compromise pursuant to the Plan.

(f) To record the payment of cash to the creditors and record the assumption of prepetition reclamation and cure payments pursuant to the Plan.

(g) To reflect $8.3 of extraordinary gain resulting from discharge of indebtedness.

(h) To reflect the elimination of stockholders' equity of the pre-confirmation Company and establish the reorganization value in excess of identifiable assets. The reorganization value in excess of identifiable assets is calculated as follows:

New debt                                                   $137.4
New equity                                                  137.6
Reorganization value                                        275.0
Plus:  Fair value of identifiable liabilities                         258.1
Less:  Fair value of identifiable assets                    486.0
Reorganization Value in Excess of Identifiable Assets      $ 47.1
The Reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company's Condensed Consolidated Income Statement for the 35 week period ended October 4, 1997:


                                           Reorganization,    As
                           Pre-ConfirmationDebt Discharge &Reorganized
                             October 4,    Fresh Start Adjustments
October 4,
                                 1997      Debit   Credit    1997


Net Sales                       613.8                         613.8

Cost of goods sold, occupancy,
   and buying expenses          435.2                         435.2
Store operating and administrative
   expenses                     174.2                         174.2
Depreciation and amortization    20.5                          20.5
Interest expense, net             4.3                           4.3
Restructuring and reorganization
   expenses                      44.7                          44.7
Pension settlement gain         (15.8)                        (15.8)
Other                             8.5                           8.5
                                671.6                         671.6
Loss before income taxes, extraordinary
  items and the effects of fresh
  start adjustments             (57.8)                        (57.8)
Income tax provision              0.3                           0.3
Loss before extraordinary items and
   the effects on fresh start
   adjustments                  (58.1)                        (58.1)
Extraordinary item: Gain on
    debt discharge              ---                  $8.3       8.3
Fresh start adjustments         ---                   2.9       2.9
Income tax provision              7.0                 -.-       7.0
Net income (loss)               (58.1)               11.2     (46.9)


NOTE 4.  CASH AND INVESTMENTS

Investments are stated at cost that approximates market and consist of U.
S. government debt securities having maturities greater than ninety days from the Company's original purchase date.

The Company considers those investments with maturities of three months or less to be cash equivalents for condensed consolidated statements of cash flows.

NOTE 5. PROPERTY, EQUIPMENT & INTANGIBLE ASSETS 7 REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSEETS



                                     As
                               Reorganized   Pre-Confirmation
                               November 1,   February 1,
                                    1997        1997

Property and equipment, net is composed of the following:

  Cost                              $125.7     $346.1
  Accumulated depreciation and
     amortization                     (2.3)    (200.1)
  Net book value                    $123.4     $146.0

Intangible assets, net is composed of the following:

 Cost                                 $1.6  $   ---
 Accumulated amortization              ---      ---
 Net book value                       $1.6  $   ---

Reorganization Value in Excess of Identifiable Assets is composed of the following:

Cost                                 $47.1   $  ---
Accumulated amortization              (0.4)     ---
Net book value                       $46.7   $  ---


The Reorganization Value in Excess of Identifiable Assets will be amortized over ten years.

During fourth quarter 1996, the remaining net book value of intangibles of $42.4 was written off in accordance with Statement of Financial Accounting Standards 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of.


NOTE 6.  NOTES PAYABLE - POST EMERGENCE

SENIOR NOTES

Pursuant to the Plan, the Company issued senior notes in the aggregate principal amount of $120 due on the tenth anniversary of the Emergence Date, September 26, 2007 ( Senior Notes ). The Senior Notes bear interest at a fixed rate of 11% per annum from July 31,1997, payable semi-annually on January 31 and July 31 of each year, commencing January 31, 1998. To secure the payment of approximately the first three years of interest on the Senior Notes, the Company and Edison Brothers Apparel Stores, Inc., a wholly owned subsidiary of the Company ( EBAS ), have entered into a Funding Escrow Agreement (the Escrow Agreement ) with Mercantile Trust Company N.A., as escrow agent. Pursuant to the Escrow Agreement , the Company has deposited $17.6 with the escrow agent. Additionally, the Company and EBAS have granted the escrow agent mortgages on certain of their real properties totaling $10.4, previously classified as Assets Held for Sale.

The Senior Notes may be redeemed, at the option of the Company, in increments of not less than $5 at the following Redemption Prices
(expressed as percentages of the principal amount):

Emergence Date through June 30, 1998         100% of par
July 1, 1998 through June 30, 1999           104% of par
July 1, 1999 through June 30, 2000           103% of par
July 1, 2000 through June 30, 2001           102% of par
July 1, 2001 through June 30, 2002           101% of par
July 1, 2002 through September 26, 2007      100% of par

In the event there occurs a change in control (as defined in the Trust Indenture and First Supplemental Trust Indenture (together, the Indenture) pursuant to which the Senior Notes were issued), each holder of Senior Notes may, at the option of the holder, require the Company to repurchase all or any of such holder's Senior Notes at a price equal to 101% of par plus accrued interest. In the event the Company makes extraordinary asset sales (as defined in the Indenture) and if the net proceeds thereof not otherwise required to be paid to other lenders exceeds $5, 50% of such net sale proceeds must be used to pay principal under the Senior Notes.

The Indenture also contains customary covenants including compliance with laws, payment of taxes and maintenance of corporate existence, properties and insurance, and negative covenants, including limitations on: (i) the incurrence of new indebtedness and liens, subject to permitted exceptions,
(ii) disposition of assets, (iii) transactions with affiliates, and (iv) restricted payments.

CREDIT FACILITY

At the Emergence Date, the Company entered into a $200 revolving credit facility (the Credit Facility') with Congress Financial Corporation, as Agent ( Agent ), and CIT Group/Business Credit, Inc., as Co-Agent, secured by inventory and other related assets, to fund ongoing working capital needs and to provide letter of credit financing. The Credit Facility has a sublimit of $150 for the issuance of letters of credit. The Credit Facility is intended to provide the Company with the cash and liquidity to conduct its operations. The Credit Facility expires on September 26, 2002.

At the Company's option, the Company may borrow under the Credit Facility at the Prime Rate (as defined in the Credit Facility), or at the Eurodollar Rate (as defined in the Credit Facility) plus 2.25%. The current borrowing rate is 8.5%.

The maximum borrowing, up to $200, is limited to 60% of the value of eligible inventory (as defined in the Credit Facility) or 85% of the Net Recovery Cost Percentage of the inventory (as defined in the Credit Facility) multiplied by the cost of eligible inventory, plus 95% of the aggregate amount of cash held by the Agent as collateral, less any availability reserves established by the Agent. During the period commencing August 1 through and including December 15 of each year, the borrowing limit calculation uses 70% of eligible inventory and 100% of the Net Recovery Cost Percentage.

The Company is required to pay an unused line fee of .375% per annum.

The Credit Facility contains numerous covenants including, among other things, a limitation on store closings (10% of the number of stores as of the end of the immediately preceding fiscal year), limitations on the incurrence of additional liens and indebtedness, limitations on capital expenditures and sales of assets, required minimum net worth and inventory levels and a prohibition on paying dividends. At November 1, 1997, the Company was in compliance with the Credit Facility.

As of November 1, 1997, $11.6 was outstanding under the Credit Facility. Outstanding letters of credit were $80.0 and available borrowings, before availability reserves established by the Agent, if any, under the Credit Facility, were $83.4.

OTHER

Edbro Missouri Realty Company, Inc. ( Edbro ), a Missouri corporation and wholly-owned subsidiary of the Company, is party to a Loan Agreement (the Agreement ) dated as of August 1, 1997 with the City of Washington, Franklin County, MO (the City ). Pursuant to the Agreement, Edbro issued a Promissory Note (the Note ) in favor of the City in the principal amount of $6.7. To secure its obligations under the Agreement and Note, Edbro executed a Deed of Trust and Security Agreement encumbering the distribution center owned and operated by it in Washington, Missouri.

Pursuant to the Agreement, the City issued two series of industrial revenue bonds (the Bonds ), Series 1997A in the original principal amount of $2.5 and Series 1997B in the original principal amount of $4.2. Under the Agreement and Note, Edbro is obligated to pay on behalf of the City all principal and interest due under the Bonds.

The Series 1997A bonds accrue interest at 6.25% per annum, payable semi-annually in arrears on June 1 and December 1. The principal of the Series 1997A bonds is to be redeemed in increments of $.1 on June 1 of 1998, 1999 and 2000, an increment of $.5 on June 1, 2001, and an increment of $3.5 at maturity on June 1, 2002.

The Series 1997B bonds accrue interest at a floating rate equal to 75.83% of the prime rate (as defined in the bond) with interest payable quarterly in arrears on February 1, May 1, August 1 and November 1. The principal of the Series 1997B bonds is to be redeemed in equal increments of $.5 on November 1 of 2006 through 2010. The prime rate at November 1, 1997 was 8.5%.

The Series 1997B bonds incorporate a put option, exercisable on January 1, 2000 and on each January 1 thereafter, whereby, at the option of the Series 1997B bondholders, the Company and Edbro would be required to redeem in full the then-outstanding principal.

NOTE 7.  LIABILITIES SUBJECT TO COMPROMISE

The principal categories of claims classified as liabilities subject to settlement under reorganization proceedings are identified below.
Substantially all of the amounts listed below will be, or have been, settled in fiscal 1997 in accordance with the Plan.

                                 October 4, February 1,
                                    1997        1997
  Long-term senior notes payable   $ 150.0     $150.0
  Notes payable  banks              205.9       205.9
  Cash set-off applied to debt       (3.6)       (3.6)
  Capital lease obligations           8.4        12.4
  Accrued interest payable            4.6         4.3
  Deferred debt costs                (4.3)       (4.3)
  Postretirement employee benefit      ---       47.7
  Accounts payable                   37.3        36.1
  Lease termination claims           44.6        42.8
  Taxes                               3.8         6.0
  Other                               4.2        11.0
  Distributions and debt forgiveness(450.9)           ---
  Liabilities subject to settlement
    under reorganization proceedings   $        --- $508.3


During the first quarter of 1997, postretirement medical benefit accruals of $42.2 and pension accruals of $5.5 were reclassified from liabilities subject to settlement under reorganization proceedings to other noncurrent liabilities. Under the Plan, the Company has assumed the postretirement medical benefit and pension liabilities, subject to the Company's ability to amend or otherwise modify these plans.


NOTE 8.  RESTRUCTURING AND REORGANIZATION EXPENSES

In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization are reported separately as restructuring and reorganization expenses in the condensed consolidated statements of operations. These amounts are summarized below.


                                  9 Weeks     13 Weeks 35 Weeks  39 Weeks
                                   Ended       Ended   Ended     Ended
Oct. 4,                   Nov. 2,  Oct. 4,    Nov. 2,
                                    1997        1996   1997       1996

     Legal and consulting fees                 $ 6.1    $6.0     $19.2
$12.9
     Estimated costs of store
      Closings                       2.3         1.5     5.6     10.5
     Estimated loss on sale of
      subsidiaries                    ---       ---      ---      0.9
     Payroll and related expenses   11.2         0.6    15.8       2.2
     Early retirement program        ---        ---      ---       2.3
     Interest income                (1.4)       (2.1)   (5.9)     (5.9)
     Relocation and other facility
      related expenses               3.6        ---      4.2       0.2
    Other                           4.7         1.2     5.8   2.7
     Restructuring and reorganization
        expenses                   $26.5        $7.2   $44.7     $25.8


The increase in payroll and related expenses from 1996 is primarily due to costs related to the anticipated replacement of the Company's chief executive officer and other severance programs related to the reorganization of the Company.

NOTE 9.  INCOME TAXES

The effective tax rate of (.6)% of the pre-tax loss for the 39 weeks ended November 1, 1997, differs from the Company's customary relationship between the income tax provision and pre-tax accounting loss. The difference is due to the uncertainty of the Company producing future taxable income, which will be available to absorb net operating loss carry-forwards. Accordingly, no tax benefit relative to current operating results has been recorded, since the Company has concluded that it likely will not be able to realize its deferred tax assets. The provision for the 4 weeks ended November 1, 1997 of $.1 and the 9 weeks ended October 4, 1997 of $.3 on the 1997 condensed consolidated statements of operations generally relates to state taxes and foreign operations of the Company.

The Company has significant net operating loss carryforwards available (with certain annual limits) to offset future taxable income of the reorganized company. These carryforwards will expire over various periods through the year 2011.

The Internal Revenue Service filed a Proof of Claim in the Company's Chapter 11 proceedings for U.S. Income Taxes against the Company of $15.2. This claim relates to ongoing examinations of the Company's U.S. income tax returns, and a pending action in the U.S. Tax Court against the Company. The Company believes that final settlement of this claim will not have a material adverse effect on the financial position of the Company.

NOTE 10.  EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average common shares outstanding during each period. Shares issuable under the Company's stock option plans would have no material dilutive effect on earnings per common share.

NOTE 11.  COMMON SHARES AND WARRANTS OUTSTANDING

The reorganized Company is authorized to issue 100,000,000 shares of common stock, par value $.01 per share. Currently, 9,291,900 shares have been issued. Approximately 933,100 additional shares will be issued upon completion of distributions under the Plan. All per share data in the financial statements has been computed on the basis of the 10,225,000 total shares expected to be issued under the terms of the Plan.

Pursuant to the Plan, the 1997 Stock Option Plan (1997 Stock Option Plan), the 1997 Directors Stock Option Plan ( Directors Stock Option Plan ) and certain Restricted Stock Agreements were approved.

The 1997 Stock Option Plan makes available for the granting of options to key employees an aggregate of 800,000 shares of New Common Stock. To date, options with respect to 478,500 shares have been issued under the 1997 Stock Option Plan. The purchase price per share of the New Common Stock under these options will be the average of the closing prices of the New Common Stock on the Nasdaq National Market over the first twenty days of trading in the New Common Stock following the initial distribution date of the New Common Stock (December 12, 1997).

The Director Stock Option Plan makes available for the granting of options to members of the Board of Directors who are not employees of the Company
an aggregate of 200,000 shares of New Common Stock.   To date, options with
respect to 24,500 shares have been issued under the Directors Stock Option Plan. The exercise price under these options is the same as the exercise price under the options that have been granted pursuant to the 1997 Stock Option Plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and Related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock, no compensation expense is recognized.

A total of 225,000 shares of restricted New Common Stock were issued as of the Emergence Date to certain executive officers of the Company. Such stock vests over periods up to two years from such date and compensation will be recognized over the vesting period based on the fair value of the New Common Stock on the issuance date.

Pursuant to the Warrant Agreement entered into in accordance with the Plan, the Company has issued or will be issuing a total of approximately 1,008,791 warrants to purchase shares of New Common Stock ( Warrants ). Each Warrant will entitle the holder thereof to purchase one share of New Common Stock at an exercise price of $16.40 per share, subject to adjustment in certain circumstances, as described below. The Warrants will be exercisable until 5:00 p.m., New York City time, on September 26, 2005. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the warrants are valued at fair value, using a standard warrants pricing model resulting in a value of $6.93 per warrant.

Holders of the Warrants will have no voting rights, will not be entitled to receive dividends or other distributions declared on the capital stock of the Company, and will not be entitled to share in any of the assets of the Company upon liquidation, dissolution or winding up of the Company. The number of shares of Common Stock for which a Warrant is exercisable and the exercise price of the Warrants are subject to adjustment in certain events, including (1) stock dividends, subdivisions and combinations affecting the New Common Stock, (2) certain extraordinary distributions to holders of the New Common Stock, and (3) certain reorganizations, reclassifications, consolidations, mergers and dispositions involving the Company. If at any time the daily market price of the New Common Stock, as calculated pursuant to the terms of the Warrant Agreement, exceeds 200% of the then current exercise price of the Warrants on any ten Trading Days (as defined in the Warrant Agreement) during any period of 15 consecutive Trading Days, the Company will have the right upon written notice to repurchase the Warrants for a purchase price of $1.00 per Warrant.




               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Dollars in Millions)
OPERATING RESULTS

The following discussion covers the 13 week period ended November 1, 1997. It does not distinguish between the 4 week period ended November 1, 1997 and the 9 week period ended October 4, 1997, as separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the prior year.

Net sales for the 13 weeks and 39 weeks ended November 1, 1997 decreased by 15.4% and 13.5%, respectively, from the comparable periods of 1996. The decrease reflected a 14.8% decrease in the average number of stores in operation between the first 39 weeks of 1996 and the first 39 weeks of 1997. Same-store sales decreased 3.9% and 1.8% for the 13 week and 39 week periods, respectively. Shifty's, REPP Ltd and Phoenix posted same-store sales increases for the 13 week and 39 week periods and Wild Pair reported a 2.2% increase in the 39 week period. The increases were due to better merchandising, including branded merchandise in Wild Pair and new fashion sportswear in REPP Ltd. All other chains reported same-store decreases from the prior year in both periods. These decreases were due to unseasonably warm weather in September and October, cancellations of key items due to quality problems, and some fashion assortments missing their targeted customers.

Cost of goods sold, including occupancy and buying expenses, was 74.3% and 71.5% of sales for the 13 weeks and 39 weeks ended November 1, 1997, respectively, compared with 71.4% and 73.2% for the comparable periods in 1996. Merchandise costs decreased 11.9% and 16.2% in 1997 from 1996 for the 13 weeks and 39 weeks, respectively, reflective of the decrease in sales volume and a decrease in markdowns taken by 5-7-9 and Bakers. Occupancy and buying costs decreased 12.5% and 13.4% in 1997 from 1996 for the 13 weeks and 39 weeks, respectively, with costs as a percentage of sales remaining consistent for both the 13 week and the 39 week period.

Merchandise markdowns decreased to 16.0% and 17.2% of sales for the 13 week and 39 week periods in 1997, compared to 19.1% and 19.8% in 1996. The decrease was attributable to several factors. In 1996, a special markdown of $6.1 was recorded for REPP Ltd tailored clothing in an effort to move away from the suit and sport coat categories and increase focus on casual components. Additionally, a special markdown was taken to liquidate the remaining inventory of the discontinued Zeidler & Zeidler division. In 1997, Bakers sold the majority of its spring merchandise quickly, requiring fewer markdowns to be taken, and 5-7-9 continued with its promotional strategy of taking markdowns more frequently throughout the season, moving merchandise more quickly and reducing the total amount of markdowns needed to turn the inventory.

The decrease in occupancy and buying costs was due to the closing of numerous under-performing stores during 1996, coupled with reduced store occupancy costs as a result of negotiations with landlords. The 13 week period decrease in occupancy and buying expenses was smaller due to the expiration of many negotiated rent reductions.

Store operating and administrative expenses decreased 5.3% for the 39 week period in 1997 compared to the same period in 1996. As a percentage of sales, these expenses were 28.3% and 25.9% for the 39 week period in 1997 and 1996, respectively. The same trend occurred in the 13 week period with expenses down 4.8%, but as a percentage of sales was 29.2% compared to 25.9% in 1996.

Store operating expenses decreased $3.1 and $13.1 for the 13 week and 39 week periods of 1997, remaining consistent as a percentage of sales compared to 1996. The decrease related primarily to the closing of under-performing stores.

Administrative expenses increased $1.3 for the 13 week period and increased $2.4 for the 39 week period ended November 1, 1997, or 8% and 4.8% from the comparable periods in 1996. The increase in expense for the 39 week period was primarily due to the decrease in interest income earned on the old pension plan assets in excess of the pension liability. With the termination of the pension plan, the excess assets were reduced in 1997, reducing interest income and in comparison to 1996 contributing to an unfavorable change of $1.6. Also contributing to the increase in administrative expense was $.8 in non-bankruptcy consulting fees for current information systems and real estate projects.

Depreciation and amortization expense decreased $2.7 and $7.9 between 1997 and 1996, for the 13 week and 39 week periods, respectively. The decrease resulted from the closing of approximately 233 stores during 1997, coupled with a lower cost basis caused by the recognition of asset impairment in fourth quarter 1996 in accordance with Statement of Financial Accounting Standard 121, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed of (SFAS 121).

Restructuring and reorganization expenses of $44.7 for the 39 week period of 1997 consisted of $5.6 million for early lease termination costs, write-offs of fixtures and equipment and discontinued operations, $19.2 for legal and consulting fees, $15.8 for severance and related benefits, and $10 of other bankruptcy related expenses, reduced by $5.9 of interest income.

FINANCIAL CONDITION

Cash and investments were $145.1 lower at the end of third quarter 1997 compared with third quarter 1996 and down $190.8 since the end of fiscal 1996. This reduction was due primarily to the cash payments pursuant to the Plan.

Merchandise inventories decreased by $40.2 from third quarter 1996 to third quarter 1997 due to the numerous store closings and the liquidation of seasonal merchandise in the same season by various chains. Fixed assets, net decreased $66.7 or 35.1% and intangible assets, net decreased $42.3 or 96.4% between third quarter 1996 and third quarter 1997 due to the asset impairment loss recognized in accordance with SFAS 121, coupled with a reduction of approximately 233 stores. The Company recorded $47.1 in Reorganization in Excess of Identifiable Assets based on fresh start accounting upon emergence. Postretirement benefits were previously included in liabilities subject to settlement under reorganization proceedings for the 39 week period of 1996 and at the end of fiscal year 1996.

To facilitate comparison of cash flow activity for fiscal year 1997 to fiscal year 1996, cash flow for the thirty-five weeks ended October 4, 1997 and the four weeks ended November 1, 1997, as disclosed in the accompanying Condensed Consolidated Statements of Cash Flows, have been combined for the following discussion.

Net cash flow used in operations for the 39 week period ended November 1, 1997 was $53.9 ($37.7 for the 35 weeks ended October 4, 1997 and $16.2 for the 4 weeks ended November 1, 1997) compared to $31.2 provided from operations for the 39 weeks ended November 2, 1996. This difference is principally attributable to three factors: (1) tax refund of $37.6 in the 39 weeks ended November 2, 1996, (2) reorganization and bankruptcy emergence payments of $25 in the 39 weeks ended November 1, 1997, and (3) financing inventory balances through short-term borrowings instead of merchandise accounts payable.

Total cash flow from investing activities increased $144.1 in 1997 primarily due to the Company's decision to move excess funds out of investments and into cash equivalents in anticipation of cash disbursements under the Plan, an increase of $161.3. This source of cash was slightly offset by a $19.3 increase in capital expenditures from 1996 to 1997 due to increased remodeling projects and store moves. The Company also used cash to fund financing needs of $107.3, primarily for the $96.9 paid to the creditors pursuant the Plan and the $17.6 deposited in the senior note interest escrow.


KNOWN TRENDS AND UNCERTAINTIES

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems ). These Programs and Systems are used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance problems. These actions are necessary to ensure that the Programs and Systems will recognize and process the year 2000 and beyond. It is anticipated that modification or replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. The Company is also communicating with suppliers, financial institutions and others to coordinate year 2000 conversion.

Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Programs and Systems, and the replacement of other Programs and Systems with new Programs and Systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company expects that the expenses and capital expenditures associated with achieving Year 2000 compliance will have a material effect on its financial results in 1998 and 1999.

The Company is currently undergoing a restructuring process, involving changes such as the consolidation of business functions, elimination of work and personnel reductions. This restructuring process is designed to allow the Company to focus its resources in ways that will best enhance its
prospects for profitability and growth.   The majority of these changes
will be in effect by fiscal year 1998.

The Company experiences peak selling periods, such as Easter (early spring), back-to-school (July to August), and Christmas (Thanksgiving to Christmas), with the Christmas selling season accounting for a significant amount of the full year sales (13.8% for fiscal year 1996). Current sales from the back-to-school and early Christmas period have fallen far below management expectations. If the lackluster trend of specialty retail sales continues through fourth quarter 1997 and into 1998, it will have a material adverse effect on operating results.

This Report contains  forward-looking statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended.  The words
anticipate,   believe,   expect,   will,   could  and similar expressions
are intended to identify certain forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the risks described above under the caption Known Trends and Uncertainties and such other risks as are described in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements.

               EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                         PART II OTHER INFORMATION

Item 1.   Legal Proceedings
       See Note 1 of the Notes to Condensed Consolidated Financial
Statements.

Item 2. Changes in Securities

On September 26, 1997, the Company emerged from bankruptcy proceedings pursuant to its Amended Joint Plan of Reorganization (the Plan ). On such date, the Company cancelled all existing debt and all equity securities, including common stock and common stock options. Under the Plan, the Company has issued or will issue $120 million of 11% Senior Notes due in 2007, 10.2 million shares of $.01 par value new common stock, and 1 million eight-year warrants to purchase shares of new common stock at an exercise price of $16.40 per share.

Items 3, 4 and 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.

2    Debtors' Amended Joint Plan of Reorganization under Chapter 11 of the
       Bankruptcy Code, dated June 30, 1997, as modified.

3.1  Amended and Restated Certificate of Incorporation of the Company.

3.2  Amended and Restated Bylaws of the Company.

4.1 Loan and Security Agreement, dated as of September 26, 1997, by and among the Company, Edison Brothers Apparel Stores, Inc. and Edison Puerto Rico Stores, Inc., as Borrowers, the Guarantors named therein, the financial institutions named therein as Lenders, Congress Financial Corporation, as Agent, and The CITGroup/Business Credit, Inc., as Co-Agent.

4.2 Indenture, dated as of September 26, 1997, between the Company and the Bank of New York, as Trustee.

4.3 First Supplemental Trust Indenture, dated as of September 26, 1997, between the Company and The Bank of New York, as Trustee.

4.4 Funding Escrow Agreement, dated as of September 26, 1997, among the Company, Edison Brothers Apparel Stores, Inc. and Mercantile Trust Company, N.A., as Escrow Agent.

4.5 Registration Rights Agreement, dated as of September 26, 1997, between the Company and Swiss Bank Corporation.

4.6 Warrant Agreement, dated as of September 26, 1997 between the Company and ChaseMellon Shareholder Services, L.L.C., as Warrant Agent.

10.1 Form of Indemnification Agreement between the Company and each of its Directors.

10.2        Edison Brothers Stores, Inc. 1997 Stock Option Plan.

10.3        Edison Brothers Stores, Inc. 1997 Directors Stock Option Plan

10.4 Form of Restricted Stock Agreement, entered into by the Company on June 4, 1997 with certain executive officers of the Company.

10.5 Employment Termination Agreement, dated September 4, 1997, between the Company and Alan D. Miller, Chairman of the Board, President and Chief Executive Officer of the Company.

10.6 Form of Employment Agreement entered into by the Company on September 4, 1997 with certain executive officers of the Company, and schedule of material differences.

10.7 Form of Employment Agreement entered into by the Company on September 4, 1997 with certain other executive officers of the Company, and schedule of material differences.
 .
10.8 Lease Agreement between the Company, as tenant, and EBS Building, L.L.C., as landlord.

11   Computations of Per Share Earnings

27      Financial Data Schedule

(b)The Company filed a Form 8-K, dated September 26, 1997, with the Commission to report a press release issued by the Company announcing that the Company emerged on such date from reorganization under Chapter 11 of the United States Bankruptcy Code.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDISON BROTHERS STORES, INC.



DATE: December 16, 1997
                                   ____________________________
                                   By/s/David B. Cooper, Jr.
                                   Executive Vice President and
                                        Chief Financial Officer