Form 10-Q/A
period 1997-11-01
EDISON BROTHERS STORES INC
filed 1998-04-30
CIK 31575

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


PART I FINANCIAL INFORMATION
EDISON BROTHERS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

                                        As Reorganized Pre  Confirmation
                                         November 1,       February 1
                                            1997              1997

ASSETS
Current Assets:
   Cash and cash equivalents                 $13.3         $125.6
   Investments                                 ---           78.5
   Merchandise inventories                   211.2          210.7
   Pension assets held pending distribution   63.3            ---
   Prepaid expenses                           12.9           14.6
   Senior note interest escrow                17.6            ---
   Other current assets                        4.0            5.6
       Total Current Assets                  322.3          435.0

   Assets Held for Sale                        ---           10.9
   Assets Held for Senior Note Interest
      Escrow                                  10.4            ---
   Property and Equipment, net               123.4          146.0
   Intangible Assets, net                      5.2            ---
   Reorganization Value in Excess of
      Identifiable Assets                     29.0            ---
   Prepaid Pension Expense                    19.6           41.3
   Other Assets                                6.0           10.2
        Total Assets                        $515.9         $643.4

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Distribution to creditors pending
      pension termination                    $42.0            ---
   Merchandise accounts payable               37.2          $50.7
   Expense accounts payable                   29.9           28.1
   Short term borrowings                      11.6            ---
   Assumed prepetition reclamation costs       4.8            ---
   Payroll and vacations                       9.7           10.7
   Reorganization liabilities                 19.8            ---
   Workers' compensation and general liability 5.4         ---
   Other taxes                                26.2            5.7
   Other current liabilities                  23.4           23.1
         Total Current Liabilities           210.0          118.3
   Liabilities Subject to Settlement under
      Reorganization Proceedings               ---          508.3
   Long Term Debt                            128.0            ---
   Postretirement Employee Benefits           46.6            ---
   Other Liabilities                           0.6            18.9
   Common Stockholders' Equity (Deficit):
      Common stock                             0.1           22.2
      Capital in excess of par value         130.5           76.9
      Warrants                                 7.0            ---
      Retained deficit                       (6.8)        (101.6)
      Foreign currency translation adjustment
        and other                            (0.1)          (0.4)
            Total Common Stockholders' Equity
               (Deficit)                     130.7          (2.1)
            Total Liabilities and Equity
               (Deficit)                    $515.9         $643.4


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

The Plan provides for general unsecured creditors to receive: (i) $99
($96.9 distributed to creditors and $2.1 distributed to the Limited
Liability Companies established pursuant to the Plan); (ii) ten year, 11% unsecured notes in the principal amount of $120 (with approximately the first three years of interest pre-funded and no scheduled principal payments until maturity in 2007) ( Senior Notes ); (iii) 10,000,000 shares of new common stock of the Company ( New Common Stock )(minus approximately 92,500 shares to be issued to holders of equity interests who exercised certain
Rights granted to them pursuant to the Plan, with the proceeds of such Rights Offering being added to the cash to be distributed to creditors);
(iv) title to the Company's headquarters building in downtown St. Louis ( Corporate Headquarters Building ), which the Company continues to occupy under the terms of a three year lease, plus options to extend; and (v) $48, from the Company's over-funded pension plan less any taxes ( Pension Plan Proceeds ).

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

Under fresh start accounting a new reporting entity is created and all assets and liabilities are recorded at their estimated fair market values. The appraised reorganization value of the ongoing business is now reflected as the equity and long term debt value of the new company in accordance with the Plan. The appraised reorganization value of $275 million (the approximate fair value) was based on the consideration of many factors and various valuation methods, namely, (i) the going concern value of the business, (ii) the excess working capital calculated by subtracting the projected average financing facility revolver balance for the 12 months subsequent to the Emergence Date from projected excess cash over the same period, (iii) $99 to be distributed under the Plan ($96.9 distributed to creditors and $2.1 distributed to the Limited Liability Companies established pursuant to the Plan), and (iv) the value of certain other assets to be distributed under the Plan- the Pension Plan Proceeds and Corporate Headquarters Building. It excludes, however, the unresolved avoidance claims and the proceeds, if any, generated by the Rights offering (as defined in the Plan) and the D&B Spinoff Settlement Offer (as defined in the Plan), all of which were distributed to creditors under the Plan. The excess of the appraised reorganization value over the fair value of identifiable assets and liabilities is reported as Reorganization Value in Excess of Identifiable Assets in the accompanying condensed consolidated balance sheets and is being amortized over a ten year period.

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

The Reorganization and the adoption of fresh start accounting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of October 4, 1997:

                                           Reorganization,    As
                           PreConfirmation Debt Discharge &Reorganized
                                             Fresh Start Adjustments
October 4,                                          October 4,
                                 1997      Debit   Credit    1997

<s
ASSETS

Total Current Assets            $368.6    $63.3(d)   $5.8(a) $327.1
                                                     99.0(f)

Assets Held for Sale             10.8                  .4(a)  ---
                                                     10.4(b)
Escrowed Assets                            10.4(b)             10.4
Property and Equipment, net     140.8                19.8(c)  121.0
Intangible Assets, net                      3.6(a)              5.2
                                            1.6(c)
Reorganization Value in Excess
   of Identifiable Assets                  29.4(h)             29.4
Prepaid Pension Expense          58.6      24.3(a)   63.3(d)   19.6
Other Assets                      9.7                 3.3(a)    6.4

        Total Assets           $588.5    $132.6    $202.0    $519.1

LIABILITIES AND COMMON
     STOCKHOLDERS' EQUITY (DEFICIT)

Total Current Liabilities      $133.9               $12.7(a) $206.1
                                                     50.6(d)
                                                      8.9(f)
Liabilities Subject to Settlement under
   Reorganization Proceedings   450.9      19.8(c)
                                           50.6(d)
                                          264.3(e)
                                          107.9(f)
                                            8.3(g)         ------

Long Term Debt                    1.3               126.7(e)  128.0
Postretirement Employee Benefits 48.0       1.4(a)             46.6
Other Liabilities                14.5      14.3(a)    0.6(a)    0.8
Common Stockholders' Equity (Deficit):
   Common stock                  22.2      22.2(h)     .1(e)     .1
   Capital in excess of par value77.0      77.0(h)  130.5(e)  130.5
   Warrants                                           7.0(e)    7.0
   Retained deficit            (159.7)                2.9(a)  ---
                                                      1.6(c)
                                                      8.3(g)
                                                    146.9(h)
Foreign currency translation adjustment
    and other                     0.4       0.4(h)    -         -.-
     Total Liabilities and Equity
      (Deficit)                $588.5    $566.2    $496.8    $519.1



Explanation of the adjustment columns of the balance sheet is as follows:

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

(h) To reflect the elimination of stockholders' equity of the pre-confirmation Company and establish the reorganization value in excess of identifiable assets. The reorganization value in excess of identifiable assets is calculated as follows:

New debt                                                   $137.4
New equity                                                  137.6
Reorganization value                                        275.0
Plus:  Fair value of identifiable liabilities               244.0
Less:  Fair value of identifiable assets                    489.6
Reorganization Value in Excess of Identifiable Assets      $ 29.4
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

NOTE 5. PROPERTY, EQUIPMENT & INTANGIBLE ASSETS 7 REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSEETS



                                     As
                               Reorganized   Pre-Confirmation
                               November 1,   February 1,
                                    1997        1997

Property and equipment, net is composed of the following:

  Cost                              $125.7     $346.1
  Accumulated depreciation and
     amortization                     (2.3)    (200.1)
  Net book value                    $123.4     $146.0

Intangible assets, net is composed of the following:

 Cost                                 $5.2  $   ---
 Accumulated amortization              ---      ---
 Net book value                       $5.2  $   ---

Reorganization Value in Excess of Identifiable Assets is composed of the following:

Cost                                 $29.4   $  ---
Accumulated amortization              (0.4)     ---
Net book value                       $29.0   $  ---


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

The Indenture also contains customary covenants including, among other things, compliance with laws, payment of taxes and maintenance of corporate existence, properties and insurance, and negative covenants, including limitations on:
(i) the incurrence of new indebtedness and liens, subject to permitted exceptions, (ii) disposition of assets, (iii) transactions with affiliates, and (iv) restricted payments.

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


During the first quarter of 1997, postretirement benefit accruals of $42.2 and pension accruals of $5.5 were reclassified from liabilities subject to settlement under reorganization proceedings to other noncurrent liabilities. Under the Plan, the Company has assumed the postretirement benefits and pension liabilities, subject to the Company's ability to amend or otherwise modify these plans.


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

Merchandise inventories decreased by $40.2 from third quarter 1996 to third quarter 1997 due to the numerous store closings and the liquidation of seasonal merchandise in the same season by various chains. Fixed assets, net decreased $66.7 or 35.1% and intangible assets, net decreased $38.7 or 88.2% between third quarter 1996 and third quarter 1997 due to the asset impairment loss recognized in accordance with SFAS 121, coupled with a reduction of approximately 233 stores. The Company recorded $29.4 in Reorganization in Excess of Identifiable Assets based on fresh start accounting upon emergence. Postretirement benefits were previously included in liabilities subject to settlement under reorganization proceedings for the 39 week period of 1996 and at the end of fiscal year 1996.

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


                                    EDISON BROTHERS STORES, INC.



DATE: April 30, 1998
                                   ____________________________
                                   By/s/John F. Butelow
                                   Executive Vice President,
                                   Chief Aministrative Officer,
                                   and Chief Financial Officer