Form 10-K
period 1998-01-31
EDISON BROTHERS STORES INC
filed 1998-05-07
CIK 31575

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-K
     (Mark One)



     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended       January 31, 1998


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

                        501 N. Broadway, St. Louis, Missouri
     63102
        (Address of principal executive offices)    (Zip Code)

          Registrant's telephone number, including area code   314-
     331-6000

     Securities registered pursuant to Section 12(b) of the Act:

     None



     Securities registered pursuant to Section 12(g) of the Act:

                                   (Title of class)
                         Common Stock, par value $.01 per share
                         Warrants to purchase Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X   No  _


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by



     reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 21, 1998:

                         Common Stock, $.01 par value $71,975,258

     It is assumed for purposes of this calculation that the registrant has no _affiliates_. Information as to the share holdings of directors and certain security holders of the registrant is provided in the proxy statement for the 1998 annual meeting of stockholders.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes X   No  _

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 21, 1998:

                         Common Stock, $.01 par value _ 9,596,701 shares

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to stockholders for January 31, 1998 (_1997 Annual Report_), are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the 1998 annual stockholders meeting are incorporated by reference into Part III.


     PART I

     Item 1.  BUSINESS

     GENERAL

     Edison Brothers Stores, Inc. (the _Company_) owns and operates chains of specialty retailing stores located in forty-seven states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands and Canada. The Company conducts its principal operations through subsidiaries and divisions in two
     business segments: apparel and footwear.    The stores operated
     by the Company are located primarily in shopping malls. At January 31, 1998, the Company operated 1,605 stores.

     REORGANIZATION

     On November 3, 1995 (the _Petition Date_), the Company and 65 of its subsidiaries (the _Debtors_) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the _Court_) in Wilmington, Delaware. The Debtors' Amended Joint Plan of Reorganization (the _Plan_) was confirmed by the Court on September 9, 1997. The Company emerged from Chapter 11 on September 26, 1997 (for financial reporting purposes, the effective _Emergence Date_ is October 4,
     1997). During the period from November 3, 1995 through September 26, 1997 the Company operated as debtor-in-possession.

     The Plan provided for general unsecured creditors to receive: (i) $99 million ($96.9 million distributed to creditors and $2.1 million distributed to the Limited Liability Companies established pursuant to the Plan); (ii) ten year, 11% unsecured notes in the principal amount of $120 million (with approximately the first three years of interest pre-funded and no scheduled principal payments until maturity in 2007) (_Senior Notes_);
     (iii) 10,000,000 shares of new common stock of the Company (_New Common Stock_)(less the shares to be issued to holders of equity interests who exercised certain Rights granted to them pursuant to the Plan, with the proceeds of such Rights Offering being added to the cash to be distributed to creditors); (iv) title to the Company's headquarters building in downtown St. Louis , ; and
     (v) $51.2 million, from the Company's pension plan less any taxes and expenses attributable to the termination of the pension plan

     All of the Company's shares of common stock existing at the Emergence Date were cancelled. The Plan provided for holders of equity interests in the Company existing as of Emergence Date to receive eight-year warrants to purchase a total of approximately nine percent of the New Common Stock.

     The Company also terminated the Company's pension plan as of May 31, 1997 and established a replacement plan effective January 1, 1998.

     Description of Business

     Apparel Segment

     The Company's menswear chains include J. Riggings, JW
     Group(including JW, Oaktree and Coda), REPP Ltd Big & Tall, and Phoenix catalog operations. The womenswear chain is 5-7-9.
     Shifty's is an experimental concept that provides apparel for both men and women.

     J. Riggings is a men's specialty store that sells updated traditional and dressy clothes to a youthful, value-oriented customer. In 1997, J. Riggings had an average store size of 2,666 square feet. J. Riggings operated 312 and 333 stores at January 31, 1998 and February 1, 1997, respectively.

     JW/Jeans West (JW) markets casual fashions, predominantly denim clothing and accessories, to young men between the ages of 13 and
     20. In 1997, JW had an average store size of 1,691 square feet. JW operated 297 and 341 stores at January 31, 1998 and February 1, 1997, respectively.

     Oaktree offers a mix of European influenced dress and casual clothing for men ages 19 to 28. In 1997, Oaktree had an average store size of 2,437 square feet. Oaktree operated 66 and 76 stores at January 31, 1998 and February 1, 1997, respectively.

     Coda markets the latest in men's casual fashion, including jeans, knit casual wear and athletic wear. The chain targets the urban youth market - 17 to 25 year old men who are brand conscious and fashion forward. In 1997 Coda had an average store size of 3,000 square feet. Coda operated 29 and 33 stores at January 31, 1998 and February 1, 1997, respectively.

     REPP Ltd Big & Tall (REPP) is a chain offering high quality, fashionable casual and dress men's clothing in both branded and private label. REPP focuses on the tall man of at least 6'3" and the big man having a 40" or larger waist. In 1997, REPP had an average store size of 3,949 square feet. REPP operated 176 and 189 stores at January 31, 1998 and February 1, 1997, respectively.

     REPP By Mail is a catalog operation that markets fashionable casual and dress men's clothing and a large assortment of accessories (including footwear) in primarily branded labels.
     The catalog operation focuses on the tall man of at least 6'3" and the big man of a 40" waist or larger providing a wide variety of sizes, styles, and accessories.

     5-7-9 primarily markets sportswear, dresses and accessories to junior high and high school girls who want to purchase trendy fashions at moderate prices in sizes 0 through 9. The core customer is conscious of looking current without being too extreme or mature. In 1997, 5-7-9 had an average store size of
     1,824 square feet.       5-7-9 operated 260 and 274 stores at
     January 31, 1998 and February 1, 1997, respectively.

     Shifty's caters to both male and female teenagers who want to set trends with fashionable and branded clothing. In 1997, Shifty's had an average store size of 2,506 square feet. Shifty's operated 16 and 4 stores at January 31, 1998 and February 1, 1997, respectively. The Company announced in January 1998 that the Shifty's concept will be phased out during 1998.

     Footwear Segment

     The Company's footwear chains include Bakers/Leeds, Precis, and Wild Pair.

     Bakers/Leeds targets young women, predominantly ages 12 to 24, who want fashionable footwear and accessories at prices between the discounters and the department stores. In 1997, Bakers/Leeds had an average store size of 2,694 square feet. Bakers/Leeds operated 289 and 309 stores at January 31, 1998 and February 1, 1997, respectively.

     Precis targets contemporary women looking for stylish, quality, upscale footwear and accessories. In 1997, Precis had an average store size of 1,814 square feet. Precis operated 4 and 17 stores at January 31, 1998 and February 1, 1997, respectively.

     Wild Pair targets young men and women who are looking for alternative fashion in footwear. In 1997, Wild Pair had an average store size of 1,745 square feet. Wild Pair operated 156 and 164 stores at January 31, 1998 and February 1, 1997, respectively.


     Operations, Inventory and Distribution

     The specialty retailing business is subject to fluctuations resulting from changes in customer preferences dictated by fashion and season. This is especially true for stores emphasizing fashion over classic basics. In addition, merchandise usually must be ordered significantly in advance of the selling season and sometimes before fashion trends are evidenced by customer purchases. It has been the general practice of the Company and other apparel retailers to build up inventory levels prior to peak-selling seasons, which further increases the vulnerability of the Company to changes in demand, pricing shifts and to errors in selection and timing of merchandise purchases.

     Substantially all of the Company's merchandise information, accounting, and financial control systems are operated centrally from the Company's headquarters in St. Louis, Missouri. Daily polling of activity from the point-of-sale registers in each store provides current data for updated sales, merchandise, and bank activity reporting. Integration of this data with the Company's merchandise system enables each chain's team of merchandise planners and distributors to monitor performance and replenish and control inventory.

     The Company must carry large amounts of inventory to meet the needs of its stores. The Company operates three distribution centers located in Washington, Missouri; Rialto, California; and Princeton, Indiana. The centers are receiving points for merchandise from foreign and domestic suppliers and coordinate distribution of individual shipments via contract and common carriers.

     Purchasing

     The Company purchases approximately 70% of its merchandise from foreign suppliers and the balance from domestic sources. The Company has no long-term purchase commitments with any of its suppliers and is not dependent on any one supplier. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases, quota limitations and any other foreign development that could cause a supply disruption. The Company has international buying offices in Taiwan, Hong Kong, China, Indonesia, Korea, Honduras, and the Philippines.

     The Company does not manufacture any merchandise, but it markets most of its merchandise under private labels. Each chain of stores maintains a staff of buyers who make buying decisions for each chain.

     Competition



     Apparel and footwear retailing industries are highly competitive. The Company's stores are in competition with numerous other independent retailers, department stores, mail-order companies and discount and manufacturer's outlets, many of which have greater sales, assets and financial resources than the Company. Because the Company's stores are primarily in regional shopping malls, each faces several nearby competitors. In competing for customers, the Company emphasizes the fashion orientation of its merchandise, customer service, store appearance and price.

     Employees

     At January 31, 1997,the Company employed 14,639 persons, with13, 375 of them engaged in retail operations at the store level (approximately 29% full-time and 71% part-time). A substantial number of the employees are hired temporarily during peak selling seasons. The Company believes its employee benefits package is competitive with those offered in the industry. The Company's employees are non-union and the Company believes that its employee relations are good.

     Seasonal Business

     The Company experiences a significant increase in sales during the Christmas selling season (Thanksgiving through Christmas). Sales during that season accounted for 13.8% of total sales for the 17 weeks ended January 31, 1998 and the 35 weeks ended October 4, 1997 combined and the year ended February 1, 1997.
     The percentage of sales in each year was the same, although the 1997 Christmas season had one more shopping day than the 1996 season. The Company's inventory is significantly increased prior to this peak selling period.

     Trademarks

     The Company holds a number of trademarks covering its products. The Company believes that the loss of any of these trademarks would not have a material effect on the Company's business.

     Item 2.  PROPERTIES

     The Company's stores are located nationwide, and most are leased with initial terms of generally from five to ten years. The rentals under most leases are based upon a guaranteed minimum and a percentage of sales to the extent sales exceed a threshold amount. Many of the leases provide for additional payments for real estate taxes and other items. The stores generally range in size from 1,300 to 4,000 square feet.

     The Company leases its headquarters (approximately 260,000 square feet) in St. Louis, Missouri, which is the home office for all divisions. The Rialto, California and Princeton, Indiana distribution centers are owned by the Company. The distribution center in Washington, Missouri is operated under a long-term capital lease arrangement. The Rialto and Washington centers service primarily the apparel segment while Princeton services primarily the footwear segment.

     Item 3.  LEGAL PROCEEDINGS




     The Company emerged from Chapter 11 on September 26, 1997. Additional information related to the confirmation of the Plan and the reorganization are set forth under Part 1, Item 1 of this Form 10-K and under the captions _Note 3: Reorganization_ to the Consolidated Financial Statements, and _Management's Discussion and Analysis_ in the 1997 Annual Report. Such information is incorporated herein by reference.

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


     Item 4a.   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company:


                              Position in the Company (1)

     Name              Age    Title                              Term
     Timothy W. Brannon44     Senior Vice President, Stores      Since
     March 1998
                         Director of Stores, REPP Ltd.      1997-1998

     Mark H. Brown  40   Senior Vice President, Real
                          Estate and Construction      Since April
                    1998
                         Executive Vice President, Real
                          Estate and  Construction          1997-1998
                         Vice President and
                          Director of Real Estate      1995-1997
                         Vice President and Director
                          of Real Estate-Northeast          1992-1995

     John F. Burtelow    50   Executive Vice President,
                         Chief Administrative Officer,
                         and Chief Financial Officer        Since
     February 1998

     Paul D. Eisen  43   President of JW/Coda               Since 1995
                         President of Oaktree               Since 1994
                         President and General Merchandise
                         Manager of JW                 1989-1994

     Michael J. Fine     46   President of Edison Footwear
                                   Group
          Since 1996
                         President of 5-7-9            1994-1997



     Lawrence E. Honig   50   Chairman, President and Chief
                         Executive Officer                  Since
     January 1998
                         Director                      Since September
                         1997

     Lee Johnson         40   Senior Vice President,
                           Human Resources   Since          April 1998
                                   Director of Stores,
                           JW/Coda/Oaktree                  1997-1998
                         General Sales Manager,
                           JW/Coda/Oaktree                  1991-1997

     Karl W. Michner     50   Chairman, Merchandising Committee  Since
     1998
                         President of J. Riggings      1997-1998
                         Director                      1989-1997
                         President of Edison Menswear Group 1987-1997

     John Oehler         39   President of J. Riggings           Since
     March 1998
                         General Merchandise Manager
                          of REPP Ltd.                 1996-1998

     Kimberly K.
       Richmond          43   Senior Vice President,
                           Marketing                        Since
                    March 1998

     Alan A. Sachs  51   Senior Vice President,
                          General Counsel and  Secretary    Since
                    April 1998
                         Executive Vice President,
                              General Counsel and Secretary      1992-
     1998
                         Director                      1990-1997

     Steven R. Thomas    43   President, Edison Big & Tall       Since
     1997
                         President, REPP Ltd.               1996-1997
                         General Manager,
                           Zeidler & Zeidler           1995-1996

     Carol L. Williams 49     President of 5-7-9            Since 1997

     <fn1>
     Experience during the last five years with other companies is as follows:

     Timothy W. Brannon was Divisional Vice President- Assistant
     Director of Stores for Petrie Retail, Inc. from 1993 to 1997.

     John F. Burtelow was Executive Vice President and Chief Financial
     Officer of Ames Department Stores, Inc. from 1994 to 1998 and
     Senior Vice President and Chief Financial Officer of Venture
     Stores Inc. from 1989 to 1994.

     Michael J. Fine was a Buyer for the Payless Shoe division of The
     May Department Stores Company from 1992 to 1994.




     Lawrence E. Honig was Executive Vice President of Alliant
     Foodservice, Inc. from 1997 to January, 1998. From 1994 to 1997 he was President and Chief Executive Officer of Federated Systems
     Group, Inc., a subsidiary of Federated Department Stores. Prior to his employment with Federated, Mr. Honig was a Vice Chairman and a director of The May Department Stores Company.

     John Oehler was a Merchandise Manager for Structure, a division of The Limited Inc., from 1992 to 1996.

     Kimberly K. Richmond was Director of Brand Management from 1995-
     1998 and Marketing Manager from 1991-1995 for Alliant
     Foodservice, Inc.

     Steven R. Thomas was a Merchandise Manager for Bachrach Menswear from 1992 to 1994.

     Carol L. Williams was Executive Vice President and General
     Merchandise Manager of The Limited Stores division of The Limited
     Inc. from 1993 to 1996.

     Additional required information concerning the named individuals is as follows:

     Messers. Eisen, Fine, Michner and Sachs were serving as executive officers of the Company in November, 1995 when the Company filed a voluntary petition for the reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     </fn1>

     PART II

     Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information required by Item 5 is contained in "Note13 Common Stock" and _Note12: Financing Arrangements_ to the Consolidated Financial Statements and under the caption "Quarterly
     Information" in the 1997 Annual Report. Such information is incorporated herein by reference.

     Item 6.  SELECTED FINANCIAL DATA

     Information required by Item 6 is contained under the caption "Five Year Financial Summary" in the 1997 Annual Report. Such information is incorporated herein by reference.

     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     Information required by Item 7 is presented under the captions "Dear Shareholders and Fellow Employees" and "Management's
     Discussion and Analysis" in the 1997 Annual Report. Such information is incorporated herein by reference.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




     Information required by Item 8, as listed below, is included in the 1997 Annual Report. Such information is incorporated herein by reference.

     Consolidated Statements of Operations for the 17 weeks ended
     January 31, 1998, the 35 weeks ended October 4, 1997, and for the years ended February 1, 1997 and February 3, 1996.

     Consolidated Balance Sheets at January 31, 1998 and February 1,
     1997.

     Consolidated Statements of Cash Flows for the 17 weeks ended
     January 31, 1998, the 35 weeks ended October 4, 1997, and for the years ended February 1, 1997 and February 3, 1996.

     Consolidated Statements of Common Stockholders' Equity (Deficit) for the17 weeks ended January 31, 1998, the 35 weeks ended
     October 4, 1997, and for the years ended February 1, 1997 and February 3, 1996.

     Notes to Consolidated Financial Statements

     Quarterly Information

     Five Year Financial Summary


     Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported in Form 8-K Current Report dated January 14,
     1998.


     PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding nominees for director as set forth under the caption _Election of Directors_ in the proxy statement for the 1998 annual stockholders' meeting is incorporated by reference.

     Information regarding executive officers is included as Item 4a hereof.

     Information regarding the filing of reports required by Section 16(a) of the Securities Exchange Act as set forth under the caption _Section 16(a) Beneficial Ownership Reporting
     Compliance_ in the proxy statement for the 1998 annual stockholders' meeting is incorporated by reference.

     Item 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation, except for the sections titled _Report on Executive Compensation_ and _Stock
     Price Performance,_ as set forth under the caption _Executive Compensation_ and information regarding compensation of directors



     under the caption _Additional Information Concerning the Board of Directors_ in the proxy statement for the 1998 annual stockholders meeting is incorporated by reference.


     Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management as set forth under the captions _Security Ownership of Management_ and _Security
     Ownership of Certain Beneficial Owners_ in the proxy statement for 1998 annual stockholders meeting is incorporated by reference.


     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions or other matters to be reported under this item.

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) (3) Listing of exhibits:


     Exhibit No.                                                     Page No.

      2        Debtors' Amended Joint Plan of Reorganization under
               Chapter 11 of the Bankruptcy Code, dated June 30, 1997, as modified, was filed as an Exhibit to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               November 1, 1997 and is incorporated herein by reference.

     3.1 Amended and Restated Certificate of Incorporation of the Company, was filed as an Exhibit to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               November 1, 1997, and is incorporated herein by reference.

     3.2 Amended and Restated Bylaws of the Company were filed as an Exhibit to the Company's Quarterly Report on Form
               10-Q for the quarter ended November 1, 1997, and are incorporated herein by reference.

     4.1       Loan and Security Agreement, dated as of September 26,
               1997, by and among the Company, Edison Brothers Apparel
               Stores, Inc. and Edison Puerto Rico Stores, Inc., as
               Borrowers, the Guarantors named therein, the financial institutions named therein as Lenders, Congress



               Financial Corporation, as Agent, and The
               CITGroup/Business Credit, Inc., as Co-Agent, was filed as an Exhibit to the Company's Quarterly Report on Form
               10-Q for the quarter ended November 1, 1997, and is incorporated herein by reference.

     4.2       Amendment No. 1 to Loan and Security Agreement, dated      17
               as of April 13, 1998, by and among the Company, Edison
               Brothers Apparel Stores, Inc. and Edison Puerto Rico
               Stores, Inc., as Borrowers, the Guarantors named
               therein, the financial institutions named therein as
               Lenders, Congress Financial Corporation, as Agent, and
               The CITGroup/Business Credit, Inc., as Co-Agent.

     4.3 Indenture, dated as of September 26, 1997, between the Company and The Bank of New York, as Trustee, was filed as an Exhibit to the Company's Quarterly Report on Form
               10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

     4.4       First Supplemental Trust Indenture, dated as of
               September 26, 1997, between the Company and The Bank of
               New York, as Trustee, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

     4.5       Funding Escrow Agreement, dated as of September 26,
               1997, among the Company, Edison Brothers Apparel
               Stores, Inc. and Mercantile Trust Company, N. A., as
               Escrow Agent, was filed as an Exhibit to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               November 1, 1997 and is incorporated herein by reference.

     4.6       Registration Rights Agreement, dated as of September
               26, 1997, between the Company and Swiss Bank
               Corporation was filed as an Exhibit to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               November 1, 1997 and is incorporated herein by reference.

     4.7 Warrant Agreement, dated as of September 26, 1997 between the Company and ChaseMellon Shareholder
               Services, L.L.C., as Warrant Agent, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

     10.1 Form of Indemnification Agreement between the Company and each of its Directors was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and is incorporated herein by reference.

     10.2 Edison Brothers Stores, Inc. 1997 Stock Option Plan was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and is incorporated herein by reference.




     10.3      Edison Brothers Stores, Inc. 1997 Directors Stock        21
               Option Plan, as amended April 15, 1998.

     10.4 Form of Restricted Stock Agreement, entered into by the Company on June 4, 1997 with certain executive officers of the Company was filed as an Exhibit to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               November 1, 1997, and is incorporated herein by reference.

     10.5      Employment Termination Agreement, dated September 4,
               1997, between the Company and Alan D. Miller, former
               Chairman of the Board, President and Chief Executive
               Officer of the Company, was filed as and Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and is incorporated herein by reference.

     10.6 Form of Employment Agreements entered into by the Company on September 4, 1997 with certain executive officers of the Company, and schedule of material differences, were filed as Exhibits to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               November 1, 1997, and are incorporated herein by reference.

     10.7 Form of Employment Agreements entered into by the Company on September 4, 1997 with certain other executive officers of the Company, and schedule of material differences, were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and are incorporated herein by reference.

     10.8      Employment Agreement entered into by the Company on       27
               January 12, 1998 with Lawrence E. Honig, Chairman,
               President and Chief Executive Officer of the Company.

     11 Information that would be presented under _Computation of Per Share Earnings_ is included in the 1997 Annual
               Report and incorporated herein by reference.


     13        1997 Annual Report to Stockholders                      42

     21        Subsidiaries                                            82

     27        Financial Data Schedule                                 83

               The Company filed a Form 8-K Current Report dated
               January 14, 1998, with the Commission to report a change in independent public accountant from Ernst &
               Young LLP to Arthur Andersen LLP.

     (b)       Exhibits begin on page 17 of this Form 10-K.

     (c)       Financial statement schedules:



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


                            EDISON BROTHERS STORES, INC.
                                    (Registrant)

     By /s/Lawrence E. Honig 5/1/98        By /s/John F. Burtelow 5/1/98
     Chairman, President and Chief           Executive Vice President, Chief
       Executive Officer                       Administrative Officer and
                                                  Chief Financial Officer


     By /s/Thomas K. McCain 5/1/98
       Vice President, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on the dates indicated.





     By /s/Lawrence E. Honig 5/1/98     By /s/Jacob W. Doft 5/1/98

     By /s/Jeffrey A. Cole  5/1/98      By /s/H. Michael Hecht 5/1/98

     By /s/Stephen E. Watson 5/1/98     By /s/Randolph I. Thornton,
     Jr 5/1/98




                              ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a) (1) and (2) and ITEM 14(d)

                    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                     SCHEDULES

                              YEAR ENDED JANUARY 31, 1998

                              EDISON BROTHERS STORES, INC.




                                   ST. LOUIS, MISSOURI



     FORM 10-K - ITEM 14 (a) (1) and (2) and Item 14 (d)

     EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

     INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


     The following consolidated financial statements of Edison
     Brothers Stores, Inc. and subsidiaries, included in the 1997 annual report of the registrant to its stockholders, are incorporated by reference in Item 8:

     Consolidated Statements of Operations for the 17 weeks ended
     January 31, 1998, the 35 weeks ended October 4, 1997, and for the years ended February 1, 1997 and February 3, 1996.

     Consolidated Balance Sheets at January 31, 1998 and February 1,
     1997.

     Consolidated Statements of Cash Flows for the 17 weeks ended
     January 31, 1998, the 35 weeks ended October 4, 1997, and for the year ended February 1, 1997 and February 3, 1996.

     Consolidated Statements of Common Stockholders' Equity (Deficit) for the17 weeks ended January 31, 1998, the 35 weeks ended
     October 4, 1997, and for the year ended February 1, 1997 and February 3, 1996.

     Notes to Consolidated Financial Statements

     The following consolidated financial statement schedule of Edison Brothers Stores, Inc. and subsidiaries is included in item 14(d):

     Information regarding item 14(d) is presented in _Note 5: Income Taxes,_ to the 1997 Annual Report and is incorporated herein by reference.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

     Individual financial statements of the registrant have been omitted as the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities, and indebtedness of subsidiaries which is collateralized by the registrant by guarantee, pledge, assignment, or otherwise) exceed



     five percent of the total assets as shown by the most recent year-end consolidated balance sheet.