Form 10-Q
period 1998-05-02
EDISON BROTHERS STORES INC
filed 1998-06-15
CIK 31575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       May 2, 1998
                                     -----------
/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----
                          Commission file number 1-1394
                                                 ------
                          Edison Brothers Stores, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                        43-0254900
                --------                        ----------
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification No.)

                501 N. Broadway, St. Louis, Missouri          63102
                ---------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code 314-331-6000
                                                            ------------
                                 Not applicable
                                 --------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X      No
    ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                    Common Stock, $.01 par value - 9,634,201
                    ----------------------------------------

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                      Page No.
                                                                      --------
Part I.  Financial Information

     Condensed Consolidated Balance Sheets as of
       May 2, 1998 and January 31, 1998                                   1


     Condensed Consolidated Statements of Operations for
       the 13 weeks ended May 2, 1998 and May 3, 1997                     2



     Condensed Consolidated Statements of Cash Flows for
        the 13 weeks ended May 2, 1998 and May 3, 1997                    3


     Notes to Condensed Consolidated Financial Statements                 4


     Management's Discussion and Analysis of Operating Results            8
       and Financial Condition

Part II.  Other Information                                              II-1

Signatures

                          PART I FINANCIAL INFORMATION
                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)


                                                                                                As Reorganized
                                                                                    ---------------------------------------
                               ASSETS                                               May 2, 1998          January 31, 1998
---------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                                                               $ 18.1                    $ 58.2
  Merchandise inventories                                                                  163.3                     167.9
  Other current assets                                                                      29.3                      28.1
---------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                              210.7                     254.2

Property and equipment, net                                                                119.9                     121.1
Reorganization value in excess of identifiable assets, net of accumulated
  amortization of $1.7 and $1.0.                                                            27.7                      28.4
Other assets                                                                                37.8                      39.3
---------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                     $396.1                    $443.0
---------------------------------------------------------------------------------------------------------------------------

     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                   $  2.9                    $   --
  Merchandise accounts payable                                                              32.2                      43.2
  Expense accounts payable                                                                  28.2                      29.3
  Other current liabilities                                                                 57.0                      72.8
---------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                         120.3                     145.3

Long-term debt                                                                             127.5                     127.7
Post-retirement and other employee benefits                                                 46.8                      46.7
Other liabilities                                                                            2.1                       1.6
---------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                 296.7                     321.3
---------------------------------------------------------------------------------------------------------------------------

Common stockholders' equity:
  Common stock                                                                               0.1                       0.1
  Capital in excess of par value                                                           130.5                     130.5
  Common stock warrants                                                                      7.0                       7.0
  Accumulated deficit                                                                      (37.7)                    (15.4)
  Foreign currency translation adjustment                                                   (0.5)                     (0.5)
---------------------------------------------------------------------------------------------------------------------------
         Total Common Stockholders' Equity                                                  99.4                     121.7
---------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                                $396.1                    $443.0
---------------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)


                                                                              As Reorganized          Pre-Confirmation
                                                                             ------------------------------------------
                                                                              13 Weeks Ended          13 Weeks Ended
                                                                                May 2, 1998             May 3, 1997
-----------------------------------------------------------------------------------------------------------------------

NET RETAIL SALES                                                                       $206.2                  $224.0
-----------------------------------------------------------------------------------------------------------------------

Cost of goods sold, occupancy, and buying expenses                                      155.6                   158.2
Store operating and administrative expenses                                              59.3                    62.5
Depreciation and amortization                                                             9.2                     7.6
Interest expense, net                                                                     3.8                     0.9
Restructuring and reorganization expenses                                                  --                     8.1
Other operating expenses                                                                  0.4                     2.6
----------------------------------------------------------------------------------------------------------------------
         Total Expenses                                                                 228.3                   239.9
----------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                                (22.1)                  (15.9)
Income tax provision                                                                      0.2                     1.1
----------------------------------------------------------------------------------------------------------------------
Net loss                                                                               $(22.3)                 $(17.0)
----------------------------------------------------------------------------------------------------------------------

Net loss per basic and diluted share                                                   $(2.18)                 $(0.77)
----------------------------------------------------------------------------------------------------------------------

Basic and diluted average shares outstanding (in thousands)                            10,225                  22,202



See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)



                                                                                As Reorganized        Pre-Confirmation
                                                                               ----------------------------------------
                                                                                13 Weeks Ended        13 Weeks Ended
                                                                                  May 2, 1998           May 3, 1997
-----------------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                               $(22.3)                 $(17.0)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
 Depreciation and amortization                                                             9.2                     7.6
 Loss on disposal of fixed assets                                                          1.2                     1.7
 Restructuring and reorganization expenses, non cash portion                                --                     2.3
 Working capital changes                                                                 (24.6)                  (20.9)
 Other                                                                                     1.3                    (0.1)
-----------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING ACTIVITIES                                                      (35.2)                  (26.4)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (7.4)                   (8.4)
  Decrease in investments                                                                   --                    68.4
  Other                                                                                   (0.1)                    0.1
-----------------------------------------------------------------------------------------------------------------------
         TOTAL INVESTING ACTIVITIES                                                       (7.5)                   60.1
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                                        2.9                      --
  Other                                                                                   (0.3)                     --
-----------------------------------------------------------------------------------------------------------------------
         TOTAL FINANCING ACTIVITIES                                                        2.6                      --
-----------------------------------------------------------------------------------------------------------------------

CASH (USED) PROVIDED                                                                     (40.1)                   33.7

Beginning Cash and Cash Equivalents                                                       58.2                   125.6
-----------------------------------------------------------------------------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                                        $ 18.1                  $159.3
-------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)

NOTE 1:  GENERAL

The financial statements as of May 2, 1998 and May 3, 1997, of Edison Brothers Stores, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Consolidated Financial Statements which are contained in the Company's 1997 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

On November 3, 1995, Edison Brothers Stores, Inc. (the Company) and 65 of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. An Amended Joint Plan of Reorganization (the Plan) was confirmed by the Bankruptcy Court on September 9, 1997. The Company emerged from Chapter 11 on September 26, 1997. During the period from November 3, 1995 through September 26, 1997, the Company conducted business as debtor-in-possession.

Due to the Restructuring and implementation of Fresh Start Accounting, the condensed consolidated financial statements for the new Reorganized Company (period starting October 5, 1997) are not comparable to those of the Predecessor Company (periods prior to October 5, 1997). For financial reporting purposes, the effective date of the Company's emergence from bankruptcy is considered to be the close of business on October 4, 1997.

A black line has been drawn on the accompanying condensed consolidated financial statements to distinguish between the Reorganized Company and the Predecessor Company.

NOTE 2:  OTHER CURRENT ASSETS

Components of other current assets include:

                                                                                                As Reorganized
                                                                                     ------------------------------------
                                                                                      May 2, 1998           Jan. 31, 1998
                                                                                      -----------           -------------
Prepaid expenses                                                                            $15.0                   $13.7
Senior note interest escrow                                                                  11.3                    11.2
Other                                                                                         3.0                     3.2
--------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                                              $29.3                   $28.1
--------------------------------------------------------------------------------------------------------------------------

NOTE 3:  OTHER ASSETS

Components of other assets include:

                                                                                              As Reorganized
                                                                                ------------------------------------------
                                                                                      May 2, 1998            Jan. 31, 1998
                                                                                      -----------            -------------

Assets held for senior note interest escrow                                                 $10.3                    $10.3
Intangible assets, net of accumulated
 amortization of $1.6 and $1.0                                                                3.7                      4.3
Prepaid pension expense                                                                      18.7                     19.3
Other                                                                                         5.1                      5.4
--------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                                              $37.8                    $39.3
--------------------------------------------------------------------------------------------------------------------------


NOTE 4:  OTHER CURRENT LIABILITIES

Components of other current liabilities include:

                                                                                              As Reorganized
                                                                                ------------------------------------------
                                                                                      May 2, 1998            Jan. 31, 1998
                                                                                      -----------            -------------

Assumed prepetition reclamation                                                             $ 2.4                    $ 3.0
Accrued payroll and vacations                                                                 9.5                     10.2
Other taxes                                                                                  15.7                     28.2
Other                                                                                        29.4                     31.4
--------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                                              $57.0                    $72.8
--------------------------------------------------------------------------------------------------------------------------

NOTE 5:  FINANCING ARRANGEMENTS

SENIOR NOTES

Pursuant to the Plan, the Company issued senior notes in the aggregate principal amount of $120 due on September 26, 2007 ("Senior Notes"). The Senior Notes bear interest at a fixed rate of 11% per annum, payable semi-annually on January 31 and July 31 of each year. To secure the payment of approximately the first three years of interest on the Senior Notes, the Company, entered into a Funding Escrow Agreement. Additionally, the Company transferred assets held for sale into the escrow account established pursuant to the Funding Escrow Agreement.

The Senior Notes may be redeemed, at the option of the Company, in increments of not less than $5 at the following Redemption Prices (expressed as percentages of the principal amount):

September 26, 1997 through June 30, 1998             100% of par
July 1, 1998 through June 30, 1999                   104% of par
July 1, 1999 through June 30, 2000                   103% of par
July 1, 2000 through June 30, 2001                   102% of par
July 1, 2001 through June 30, 2002                   101% of par
July 1, 2002 through September 26, 2007              100% of par

In the event there occurs a change in control (as defined in the Trust Indenture and First Supplemental Trust Indenture (together, the "Indenture") pursuant to which the Senior Notes were issued), each holder of Senior Notes may, at the option of the holder, require the Company to repurchase all or any of such holder's Senior Notes at a price equal to 101% of par plus accrued interest. In the event the Company makes extraordinary asset sales (as defined in the

Indenture) and if the net proceeds thereof not otherwise required to be paid to other lenders exceeds $5, 50% of such net sale proceeds must be used to pay principal under the Senior Notes.

The Indenture limits, without prior consent, the incurrence of new indebtedness and liens, disposition of assets and the payment of dividends. As of May 2, 1998, the Company was in compliance with these covenants.

CREDIT FACILITY

At the Emergence Date, the Company entered into a loan agreement with Congress Financial Corporation, as agent (the "Agent") and the CIT Group/Business Credit, Inc. as co-agent for a $200 revolving credit facility secured by inventory and other related assets, to fund ongoing working capital needs and to provide letter of credit financing (the "Credit Facility"). The Credit Facility has a sublimit of $150 for the issuance of letters of credit. The Credit Facility is intended to provide the Company with the cash and liquidity to conduct its operations and expires on September 26, 2002.

At the Company's option, the Company may borrow under the Credit Facility at the Prime Rate (as defined in the Credit Facility), or at the Eurodollar Rate (as defined in the Credit Facility) plus 2.25%. The borrowing rate as of May 2, 1998 was 8.5%.

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

The Credit Facility, as amended, contains various covenants including a limitation on store closings, limitations on the incurrence of additional liens and indebtedness, limitations on sales of assets, required minimum adjusted net worth, as defined, and a prohibition on paying dividends.

As of May 2, 1998, $2.9 was outstanding under the Credit Facility. Outstanding letters of credit were $66.6 and available borrowings, before availability reserves established by the Agent, if any, under the Credit Facility, were $51.0.


NOTE 6:  RESTRUCTURING AND REORGANIZATION EXPENSES

In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization are reported separately as restructuring and reorganization expenses in the condensed consolidated statements of operations. These amounts are summarized below.

                                                      13 Weeks Ended
                                                        May 3, 1997
                                                        -----------

    Legal and consulting fees                               $4.7
    Estimated costs of store closings                        2.4
    Payroll and related expenses                             2.1
    Interest income                                         (2.2)
    Other                                                    1.1
    ---------------------------------------------------------------
             TOTAL                                          $8.1
    ---------------------------------------------------------------

NOTE 7:  INCOME TAXES

The effective tax rate of 0.1% of the pre-tax loss for the 13 weeks ended May 2, 1998, differs from the Company's customary relationship between the income tax provision and pre-tax accounting loss. The difference is due to the uncertainty of the Company producing future taxable income that will be available to absorb net operating loss carry-forwards. Accordingly, no tax benefit relative to current operating results has been recorded, since the Company has concluded that it likely will not be able to realize its deferred tax assets. The provision for the 13 weeks ended May 2, 1998 of $0.2 on the 1998 condensed consolidated statements of operations relates to state taxes and foreign operations of the Company.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $71.4 available (with certain annual limits) to offset future taxable income of the reorganized company. These carryforwards will expire over various periods through the year 2013.

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") of its income tax returns for 1992 through 1996. Also, the IRS has asserted deficiencies against the income tax returns of the Company for the tax years 1986 through 1991, which the Company is contesting. The Company believes that the ultimate resolution of these matters will not have a material adverse impact on its financial condition.

NOTE 8: EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average common shares outstanding during each period. The Company reported a loss for all periods presented and, therefore, shares issuable under stock option plans are antidilutive.

NOTE 9: COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective February 1, 1998, the Company adopted SFAS No. 130. For the periods ended May 2, 1998 and May 3, 1997, comprehensive loss was $22.3 and $17.0, respectively. The Company's other comprehensive income consists solely of cumulative translation adjustments and had no impact on the financial statements for the periods ended May 2, 1998 and May 3, 1997.

NOTE 10: NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which establishes reporting requirements related to a business' pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ended January 30, 1999.

In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ended January 30, 1999. The Company does not expect SFAS No. 131 to have a significant impact on its Consolidated Financial Statements and the related disclosures.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              (Dollars in Millions)


On November 3, 1995, Edison Brothers Stores, Inc. (the Company) and 65 of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. An Amended Joint Plan of Reorganization (the Plan) was confirmed by the Bankruptcy Court on September 9, 1997. The Company emerged from Chapter 11 on September 26, 1997. During the period from November 3, 1995 through September 26, 1997, the Company conducted business as debtor-in-possession.


OPERATING RESULTS

Net sales for the first quarter of 1998 were $206.2 million, a decrease of 7.9% from the comparable period of 1997. The decrease reflected an 8.8% decrease in the average number of stores in operation between the first quarter of 1997 and first quarter of 1998. Same-store sales declined 2.4%.

Cost of goods sold, including occupancy and buying expenses, was 75.5% of sales for the first quarter of 1998 compared to 70.6% for the comparable period in 1997. This increase of 4.9% as a percentage of sales was primarily due to higher cost of goods sold. Markdowns as a percentage of sales were higher for all chains during the first quarter of 1998 as the Company initiated an aggressive markdown program to clear older merchandise at the end of the quarter.

Store operating and administrative expenses increased to 28.8% of sales in the first quarter of 1998 from 27.9% for the same period in 1997. Store operating and administrative expenses in the first quarter of 1998 decreased $3.2 million compared to the first quarter of 1997, but increased as a percentage of sales. In addition to the recent reorganization of field management, the Company has centralized the planning and allocation, merchandising support and marketing functions rather than performing these functions separately by chain. The Company expects to realize savings from these changes beginning in the second quarter of this year.

Depreciation and amortization expense increased $1.6 million or 21.1% in the first quarter of 1998 as compared to 1997 primarily due to amortization of the reorganization value in excess of identifiable assets and favorable lease rights recorded by the Company's adoption of Fresh Start Accounting and depreciation on the $41 in capital expenditures incurred in 1997.

Restructuring and reorganization expenses of $8.1 million were incurred in the first quarter of 1997 for early lease termination costs and write-offs of fixtures and equipment and discontinued operations, legal and consulting fees, severance payroll and related fringe benefits, and other bankruptcy related expenses, offset by interest income while the Company was in bankruptcy.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's principal short-term cash needs are for inventory expenditures during both normal and peak selling times. The Company experiences a significant increase in sales during the Christmas selling season (Thanksgiving through Christmas). This selling season generally accounts for approximately 14% of annual sales. The Company funds the short-term cash needs during normal and peak periods through a combination of cash flows provided by operations, normal trade credit arrangements and the Credit Facility.

The Company has a credit facility totaling $200 million subject to certain limitations on the value of inventory (as defined in the Credit Facility) with a sublimit of $150 million for the issuance of letters of credit. See Note 5 of the Notes to Condensed Consolidated Financials. At May 2, 1998, the Company had outstanding borrowings of $2.9 million, outstanding letters of credit of $66.6 million and available borrowings of $51.0 million.

Cash and cash equivalents were $141.2 million lower at the end of first quarter 1998 compared with first quarter 1997 primarily due to the cash payments made pursuant to the Plan. Overall, cash and cash equivalents decreased $40.1 million since the end of fiscal 1997 as the Company used cash to fund operations and working capital needs during the first quarter of 1998. Cash flow from operations decreased $8.8 million during the first quarter of 1998 compared to 1997. The decrease was primarily due to the increase in the net loss and the reduction of merchandise accounts payable consistent with the lower inventory levels and the payment of the excise tax related to the termination of the Company's pension plan. Merchandise inventories decreased by $43.2 million from first quarter 1997 to first quarter 1998 due to the numerous store closings and tighter inventory controls.

Capital Expenditures

Capital expenditures totaled $7.4 million for the first quarter 1998 compared to $8.4 million in the first quarter 1997. These expenditures related primarily to the remodeling of certain stores and costs incurred in connection with implementing new information systems.

For 1998, the Company expects capital expenditures to total approximately $24 million depending primarily on the number of stores opened or remodeled. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities and borrowings under the Credit Facility.


KNOWN TRENDS AND UNCERTAINTIES

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential "Year 2000" compliance problems. These actions are necessary to ensure that the Programs and Systems will recognize and process the year 2000 and beyond. It is anticipated that modification or replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems "Year 2000" compliant. The Company is also communicating with suppliers, financial institutions and others to coordinate year 2000 conversion.

Based on present information, the Company believes that it will be able to achieve such "Year 2000" compliance through a combination of modification of some existing Programs and Systems, and the replacement of other Programs and Systems with new Programs and Systems that are already "Year 2000" compliant. However, no assurance can be given that these efforts will be successful. The Company estimates that the expenses associated with achieving "Year 2000" compliance will be $9.5 million in 1998 and $2.9 million in 1999.

The Company is currently undergoing a restructuring process, involving changes such as the consolidation of business functions, elimination of work and personnel reductions. This restructuring process is designed to allow the Company to focus its resources in ways that will best enhance its prospects for profitability and growth. The majority of these changes will be in effect by the end of fiscal year 1998.

The Company experiences peak selling periods, such as Easter (early spring), back-to-school (July to August), and Christmas (Thanksgiving to Christmas), with the Christmas selling season accounting for a significant portion of the full year sales (14% for fiscal year 1997). Sales from the recent Christmas period and fiscal 1998 have fallen below the Company's business plan. If this sales trend continues through the remainder of 1998, it will have a material adverse effect on operating results.

This Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "will," "could" and similar expressions are intended to identify certain forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the risks described above under the caption "Known Trends and Uncertainties" and such other risks as are described in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.
-----------

2 Debtors' Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated June 30, 1997, as modified, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

              Amended and Restated Certificate of Incorporation of the
3.1 Company was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and is incorporated herein by reference.

3.2 Amended and Restated Bylaws of the Company were filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and are incorporated herein by reference.

4.1           Loan and Security Agreement, dated as of September 26,
              1997, by and among the Company, Edison Brothers Apparel Stores, Inc. and Edison Puerto Rico Stores, Inc., as Borrowers, the Guarantors named therein, the financial institutions named therein as Lenders, Congress Financial Corporation, as Agent, and The CITGroup/Business Credit, Inc., as Co-Agent, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and is incorporated herein by reference.

4.2 Amendment No. 1 to Loan and Security Agreement, dated as of April 13, 1998, by and among the Company, Edison Brothers Apparel Stores, Inc. and Edison Puerto Rico Stores, Inc., as Borrowers, the Guarantors named therein, the financial institutions named therein as Lenders, Congress Financial Corporation, as Agent, and The CIT Group/Business Credit, Inc., as Co-Agent, was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and is incorporated herein by reference.


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

4.5 Funding Escrow Agreement, dated as of September 26, 1997, among the Company, Edison Brothers Apparel Stores, Inc. and Mercantile Trust Company, N.A., as Escrow Agent, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

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

10.3 Edison Brothers Stores, Inc. 1997 Directors Stock Option Plan, as amended April 15, 1998, was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and is incorporated herein by reference.

10.4          Edison Brothers Stores, Inc. 1998 Equity Incentive Plan.

10.5 Edison Brothers Stores, Inc. 1998 Deferred Stock Compensation Plan for Non-Employee Directors.

10.6 Edison Brothers Stores, Inc. 1998 Restricted Stock Plan for Non-Employee Directors.

10.7 Form of Restricted Stock Agreement, entered into by the Company on June 4, 1997 with certain executive officers of the Company, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

10.8 Employment Termination Agreement, dated September 4, 1997, between the Company and Alan D. Miller, former Chairman of the Board, President and Chief Executive Officer of the Company, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

10.9 Form of Employment Agreements entered into by the Company on September 4, 1997 with certain executive officers of the Company, and schedule of material differences, were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and are incorporated herein by reference.

10.10 Form of Employment Agreements entered into by the Company on September 4, 1997 with certain other executive officers of the Company, and schedule of material differences, were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, and are incorporated herein by reference.

10.11 Employment Agreement entered into by the Company on January 12, 1998 with Lawrence E. Honig, Chairman, President and Chief Executive Officer of the Company, was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and is incorporated herein by reference.

27            Financial Data Schedule

(b) There were no reports filed on Form 8-K during the 13 weeks ended May 2, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 EDISON BROTHERS STORES INC.



DATE: June 15, 1998
                          /s/ John F. Burtelow
                         ----------------------------
                            By John F. Burtelow
                            Executive Vice President
                            Chief Administrative and Chief Financial Officer