Form 10-Q
period 1998-08-01
EDISON BROTHERS STORES INC
filed 1998-09-10
CIK 31575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       August 1, 1998
                              ---------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from________ to__________

                          Commission file number 1-1394
                                                ---------

                          Edison Brothers Stores, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware              43-0254900
                     --------              ----------
        (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

                   501 N. Broadway, St. Louis, Missouri 63102
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 314-331-6000
                                                            ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                    Common Stock, $.01 par value - 9,761,395
                    ----------------------------------------

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page No.
                                                                        --------

Part I.  Financial Information

       Condensed Consolidated Balance Sheets as of
         August 1, 1998 and January 31, 1998                               1


       Condensed Consolidated Statements of Operations for
         the 13 weeks and 26 weeks ended August 1, 1998,
         and the 13 weeks and 26 weeks ended August 2, 1997                2


       Condensed Consolidated Statements of Cash Flows for
        the 26 weeks ended August 1, 1998 and August 2, 1997               3


       Notes to Condensed Consolidated Financial Statements                4


       Management's Discussion and Analysis of Operating Results
         and Financial Condition                                           9

Part II.  Other Information                                                12

Signatures                                                                 16

                          PART I FINANCIAL INFORMATION
                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)


                               ASSETS                                                     As Reorganized
                                                                       ---------------------------------------------
                                                                                August 1, 1998    January 31, 1998
---------------------------------------------------------------------- ------------------------ --------------------

Current assets:
  Cash and cash equivalents                                              $                12.0  $              58.2
  Merchandise inventories                                                                197.6                167.9
  Other current assets                                                                    22.0                 28.1
---------------------------------------------------------------------- ------------------------ --------------------
         Total Current Assets                                                            231.6                254.2

Property and equipment, net of accumulated depreciation and amortization
  of $23.9 and $9.4.                                                                     117.5                121.1
Reorganization value in excess of identifiable assets, net of accumulated
  amortization of $2.5 and $1.0.                                                          26.9                 28.4
Other assets                                                                              37.4                 39.3
---------------------------------------------------------------------- ------------------------ --------------------
         TOTAL ASSETS                                                    $               413.4  $             443.0
---------------------------------------------------------------------- ------------------------ --------------------

             LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                  $                38.7  $              ----
  Merchandise accounts payable                                                            42.2                 43.2
  Expense accounts payable                                                                23.9                 29.3
  Other current liabilities                                                               48.4                 72.8
---------------------------------------------------------------------- ------------------------ --------------------
         Total Current Liabilities                                                       153.2                145.3

Long-term debt                                                                           127.2                127.7
Post-retirement and other employee benefits                                               46.2                 46.7
Other liabilities                                                                          2.4                  1.6
---------------------------------------------------------------------- ------------------------ --------------------
         TOTAL LIABILITIES                                                               329.0                321.3
---------------------------------------------------------------------- ------------------------ --------------------

Common stockholders' equity:
  Common stock                                                                             0.1                  0.1
  Capital in excess of par value                                                         130.5                130.5
  Common stock warrants                                                                    7.0                  7.0
  Accumulated deficit                                                                    (52.8)               (15.4)
  Foreign currency translation adjustment                                                 (0.4)                (0.5)
---------------------------------------------------------------------- ------------------------ --------------------
         Total Common Stockholders' Equity                                                84.4                121.7
---------------------------------------------------------------------- ------------------------ --------------------
         TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY               $               413.4  $             443.0
---------------------------------------------------------------------- ------------------------ --------------------


See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)




                                                  As Reorganized    Pre-Confirmation   As Reorganized   Pre-Confirmation
                                              ------------------- ------------------- ---------------- ------------------
                                                  13 Weeks Ended      13 Weeks Ended   26 Weeks Ended     26 Weeks Ended
                                                  August 1, 1998      August 2, 1997   August 1, 1998     August 2, 1997
--------------------------------------------- ------------------- ------------------- ---------------- ------------------


-------------------------------------------------------------------------------------------------------------------------
NET RETAIL SALES                                      $    204.9         $     236.6       $    411.1        $    460.6
-------------------------------------------------------------------------------------------------------------------------

Cost of goods sold, occupancy, and buying
   expenses                                                150.3               165.4            305.9              323.5
Store operating and administrative expenses                 56.6                65.9            115.9              128.5
Depreciation and amortization                                8.6                 7.7             17.8               15.3
Interest expense, net                                        4.1                 0.6              7.9                1.5
Restructuring and reorganization expenses                   ----                10.1             ----               18.2
Pension settlement gain                                     ----               (15.8)            ----              (15.8)
Other operating expenses                                     0.2                 3.4              0.6                6.1
--------------------------------------------- ------------------- ------------------- ---------------- ------------------
         TOTAL EXPENSES                                    219.8               237.3            448.1              477.3
--------------------------------------------- ------------------- ------------------- ---------------- ------------------

INCOME (LOSS) BEFORE INCOME TAXES                          (14.9)               (0.7)           (37.0)             (16.7)
Income tax provision (benefit)                              ----                (0.9)             0.2                0.2
--------------------------------------------- ------------------- ------------------- ---------------- ------------------
NET INCOME (LOSS)                                     $    (14.9)        $       0.2       $    (37.2)       $     (16.9)
--------------------------------------------- ------------------- ------------------- ---------------- ------------------

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE         $    (1.46)        $      0.01       $    (3.64)       $     (0.76)
--------------------------------------------- ------------------- ------------------- ---------------- ------------------

BASIC AND DILUTED AVERAGE SHARES
OUTSTANDING (IN THOUSANDS)                                10,253              22,202           10,233             22,202
--------------------------------------------- ------------------- ------------------- ---------------- ------------------


See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)



                                                                                As Reorganized     Pre-Confirmation
                                                                        ----------------------- --------------------
                                                                                26 Weeks Ended       26 Weeks Ended
                                                                                August 1, 1998       August 2, 1997
----------------------------------------------------------------------- ----------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                       $        (37.2)      $        (16.9)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
 Depreciation and amortization                                                            17.8                 15.3
 Pension settlement gain                                                                  ----                (15.8)
 Working capital changes                                                                 (58.2)                (0.7)
 Other                                                                                     1.7                  4.0
----------------------------------------------------------------------- ----------------------- --------------------
         TOTAL OPERATING ACTIVITIES                                                      (75.9)               (14.1)
----------------------------------------------------------------------- ----------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (13.2)               (17.5)
  Decrease in investments                                                                 ----                 78.5
  Other                                                                                    0.3                 ----
----------------------------------------------------------------------- ----------------------- --------------------
         TOTAL INVESTING ACTIVITIES                                                      (12.9)                61.0
----------------------------------------------------------------------- ----------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                                       38.7                 ----
  Other                                                                                    3.8                 (2.3)
----------------------------------------------------------------------- ----------------------- --------------------
         TOTAL FINANCING ACTIVITIES                                                       42.5                 (2.3)
----------------------------------------------------------------------- ----------------------- --------------------
Effect of exchange rates on cash                                                           0.1                 ----
CASH (USED) PROVIDED                                                                     (46.2)                44.6

Beginning Cash and Cash Equivalents                                                       58.2                125.6
----------------------------------------------------------------------- ----------------------- --------------------
ENDING CASH AND CASH EQUIVALENTS                                                $         12.0       $        170.2
----------------------------------------------------------------------- ----------------------- --------------------


See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)

NOTE 1:  GENERAL

The financial statements as of August 1, 1998 and August 2, 1997, of Edison Brothers Stores, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Consolidated Financial Statements which are contained in the Company's 1997 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

On November 3, 1995, the Company and 65 of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. An Amended Joint Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on September 9, 1997. The Company emerged from Chapter 11 on September 26, 1997. During the period from November 3, 1995 through September 26, 1997, the Company conducted business as debtor-in-possession.

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



NOTE 2:  OTHER CURRENT ASSETS

Components of other current assets include:

                                                                             As Reorganized
                                                       ----------------------------------------------------
                                                                  August 1, 1998          January 31, 1998
                                                                  --------------          ----------------

Prepaid expenses                                                  $         13.9          $           13.7
Senior note interest escrow                                                  4.7                      11.2
Other                                                                        3.4                       3.2
------------------------------------------------------ -------------------------- -------------------------
         TOTAL                                                    $         22.0          $           28.1
------------------------------------------------------ -------------------------- -------------------------


NOTE 3:  OTHER ASSETS

Components of other assets include:

                                                                              As Reorganized
                                                       ----------------------------------------------------
                                                                  August 1, 1998          January 31, 1998
                                                                  --------------          ----------------

Assets held for senior note interest escrow                       $         10.3          $           10.3
Intangible assets, net of accumulated
  amortization of $2.1 and $1.0                                              3.0                       4.3
Prepaid pension expense                                                     18.4                      19.3
Other                                                                        5.7                       5.4
------------------------------------------------------ -------------------------- -------------------------
         TOTAL                                                    $         37.4          $           39.3
------------------------------------------------------ -------------------------- -------------------------


NOTE 4:  OTHER CURRENT LIABILITIES

Components of other current liabilities include:


                                                                              As Reorganized
                                                       ---------------------------------------------------
                                                                  August 1, 1998          January 31, 1998
                                                                  --------------          ----------------

Assumed prepetition reclamation                                   $          1.6          $            3.0
Accrued payroll and vacations                                               10.4                      10.2
Other taxes                                                                 13.4                      28.2
Other                                                                       23.0                      31.4
------------------------------------------------------ -------------------------- ------------------------
         TOTAL                                                    $         48.4          $           72.8
------------------------------------------------------ -------------------------- ------------------------


NOTE 5:  FINANCING ARRANGEMENTS

SENIOR NOTES

Pursuant to the Plan, the Company issued senior notes in the aggregate principal amount of $120 due on September 26, 2007 ("Senior Notes"). The Senior Notes bear interest at a fixed rate of 11% per annum, payable semi-annually on January 31 and July 31 of each year. To secure the payment of approximately the first two and one-half years of interest on the Senior Notes, the Company entered into a Funding Escrow Agreement and transferred cash and assets held for sale into the escrow account established pursuant to the Funding Escrow Agreement.

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

In the event there occurs a change in control, as defined in the Trust Indenture and First Supplemental Trust Indenture (together, the "Indenture") pursuant to which the Senior Notes were issued, each holder of Senior Notes may, at the option of the holder, require the Company to repurchase all or any of such holder's Senior Notes at a price equal to 101% of par plus accrued interest. In the event the Company makes extraordinary asset sales (as defined in the Indenture) and if the net proceeds thereof not otherwise required to be paid to other lenders exceeds $5, 50% of such net sale proceeds must be used to pay principal under the Senior Notes.

The Indenture limits, without prior consent, the incurrence of new indebtedness and liens, disposition of assets and the payment of dividends. As of August 1, 1998, the Company was in compliance with these covenants.

CREDIT FACILITY

At the Emergence Date, the Company entered into a loan agreement with Congress Financial Corporation, as agent (the "Agent"), and the CIT Group/Business Credit, Inc., as co-agent, for a $200 revolving credit facility secured by inventory and other related assets, to fund ongoing working capital needs and to provide letter of credit financing (the "Credit Facility"). The Credit Facility has a sublimit of $150 for the issuance of letters of credit. The Credit Facility is intended to provide the Company with cash and liquidity to conduct its operations and expires on September 26, 2002.

At the Company's option, the Company may borrow under the Credit Facility at the Prime Rate (as defined in the Credit Facility) plus .25%, or at the Eurodollar Rate (as defined in the Credit Facility) plus 2.5%. The borrowing rate as of August 1, 1998 was 8.5%.

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

The Credit Facility contains various covenants including a limitation on store closings, limitations on the incurrence of additional liens and indebtedness, limitations on sales of assets, required minimum adjusted net worth, as defined, and a prohibition on paying dividends.

The Credit Facility was amended on August 12, 1998. This amendment principally provided for a reduced minimum adjusted net worth covenant and increased letter of credit and borrowing fees.

As of August 1, 1998, $38.7 was outstanding under the Credit Facility. Outstanding letters of credit were $66.5 and available borrowings, before availability reserves established by the Agent, if any, under the Credit Facility, were $41.6.

NOTE 6:  RESTRUCTURING AND REORGANIZATION EXPENSES

In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization are reported separately as restructuring and reorganization expenses in the condensed consolidated statements of operations. These amounts are summarized below.


                                                                   13 Weeks Ended            26 Weeks Ended
                                                                   August 2, 1997            August 2, 1997
                                                                   --------------            --------------

            Legal and consulting fees                              $          8.4            $         13.1
            Estimated costs of store closings                                  .9                       3.3
            Payroll and related expenses                                      2.4                       4.6
            Interest income                                                  (2.2)                     (4.5)
            Other                                                              .6                       1.7
            ------------------------------------------ --------------------------- -------------------------
                     TOTAL                                         $         10.1            $         18.2
            ------------------------------------------ --------------------------- -------------------------



NOTE 7:  INCOME TAXES

The effective tax rates of 0.0% and 0.1% of the pre-tax losses for the 13 weeks and 26 weeks ended August 1, 1998, respectively, differ from the Company's customary relationship between the income tax benefit and pre-tax accounting loss. No tax benefit relative to current operating results has been recorded, since the Company has concluded that it likely will not be able to realize its deferred tax assets. The provision for the 26 weeks ended August 1, 1998 of $0.2 in the 1998 condensed consolidated statements of operations relates to state taxes and foreign operations of the Company.

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


NOTE 8: EARNINGS (LOSS) PER SHARE

Net income (loss) per basic and diluted share is based on the weighted average common shares outstanding during each period. The Company reported a loss for the 13 weeks and 26 weeks ended August 1, 1998, and the 26 weeks ended August 2, 1997 and, therefore, shares issuable under stock option plans are antidilutive for those periods. For the 13 weeks ended August 2, 1997, shares issuable under stock option plans had no dilutive effect on earnings per share.

NOTE 9: COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective February 1, 1998, the Company adopted SFAS No. 130. For the 13 weeks ended August 1, 1998, total comprehensive loss was $14.8. For the 13 weeks ended August 2, 1997, total comprehensive income was $0.2. Total comprehensive loss for the 26 weeks ended August 1, 1998 and August 2, 1997 was $37.1 and $16.9, respectively.


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



OPERATING RESULTS

Net sales for the 13 weeks and 26 weeks ended August 1, 1998 were $204.9 and $411.1 million, respectively, a decrease of 13.4% and 10.7% from the comparable periods of 1997. The decrease reflected an 8.2% decrease in the average number of stores in operation between the first half of 1997 and first half of 1998. Same-store sales declined 7.6% and 5.0% for the 13 week and 26 week periods, respectively.

Cost of goods sold, including occupancy and buying expenses, was 73.4% and 74.4% of sales for the 13 and 26 weeks ended August 1, 1998, respectively, compared to 69.9% and 70.2% for the comparable periods in 1997. The increase in cost of goods sold, including occupancy and buying expenses, as a percentage of sales was primarily due to increased markdowns as a percentage of sales. The Company initiated an aggressive markdown program to clear older merchandise at the end of the first quarter.

Store operating and administrative expenses were 27.6% and 28.2% of sales for the 13 and 26 weeks ended August 1, 1998, respectively, compared to 27.9% for both comparable periods in 1997. These expenses decreased $9.3 million and $12.6 million for the 13 and 26 weeks ended August 1, 1998, respectively, compared to 1997. The Company has realized savings from the reorganization of field management as well as the centralization of the planning and allocation, merchandising support and marketing functions.

Depreciation and amortization expense increased $0.9 and $2.5 million between 1998 and 1997, for the 13 and 26 week periods, respectively. The increase resulted primarily from amortization of the reorganization value in excess of identifiable assets and favorable lease rights recorded upon the Company's adoption of Fresh Start Accounting and depreciation on the $41 million in capital expenditures incurred in 1997.

Restructuring and reorganization expenses of $18.2 million were incurred in the first half of 1997 for early lease termination costs, write-offs of fixtures and equipment and discontinued operations, legal and consulting fees, severance payroll and related fringe benefits, and other bankruptcy related expenses, offset by interest income earned while the Company was in Chapter 11.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's principal short-term cash needs are for inventory expenditures during both normal and peak-selling times. The Company experiences a significant increase in sales during the Christmas selling season (Thanksgiving through Christmas). This selling season generally accounts for approximately 14% of annual sales. The Company funds short-term cash needs during normal and peak periods through a combination of cash flows provided by operations, normal trade credit arrangements and the Credit Facility.

The Company has a credit facility totaling $200 million subject to certain limitations on the value of inventory (as defined in the Credit Facility) with a sublimit of $150 million for the issuance of letters of credit. See Note 5 of the Notes to Condensed Consolidated Financial Statements. At August 1, 1998, the Company had outstanding borrowings of $38.7 million, outstanding letters of credit of $66.5 million and available borrowings of $41.6 million.

Cash and cash equivalents were $158.2 million lower at the end of second quarter 1998 compared with second quarter 1997 primarily due to the cash payments made pursuant to the Plan. Overall, cash and cash equivalents decreased $46.2 million since the end of fiscal 1997 as the Company used cash to fund operations and working capital needs during the first half of 1998 and certain bankruptcy-related payments, including excise tax related to the termination of the Company's pension plan. Cash flow from operations decreased $61.8 million during the first half of 1998 compared to 1997. The decrease was mostly due to the increase in the net loss, the payment of the excise tax related to the termination of the Company's pension plan and the increase in merchandise inventories for back-to-school selling. Although merchandise inventory levels are higher than at the end of fiscal 1997, merchandise inventories are $22.9 million lower than second quarter 1997 due to the numerous store closings.

Capital Expenditures

Capital expenditures totaled $13.2 million for the first half of 1998 compared to $17.5 million in the first half of 1997. These expenditures primarily related to the remodeling of certain stores and costs incurred in connection with implementing new information systems.

For 1998, the Company expects capital expenditures to total approximately $24 million depending primarily on the number of stores opened or remodeled. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities and borrowings under the Credit Facility.

Other Investing  Activities

Cash flows from other investing activities increased $78.5 million in 1997 when the Company moved excess funds out of investments and into cash equivalent securities. As noted above, the Company made cash payments pursuant to the Plan subsequent to moving funds out of investments.

Financing Activities


Cash flows from financing activities in the first half of 1998 consisted primarily of borrowings under the credit facility less an interest payment on the Senior Notes.

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

Based on present information, the Company believes that it will be able to achieve such "Year 2000" compliance through a combination of modification of some existing Programs and Systems, and the replacement of other Programs and Systems with new Programs and Systems that are already "Year 2000" compliant. However, no assurance can be given that these efforts will be successful. The Company estimates that the expenses associated with achieving "Year 2000" compliance will be $7.0 million in 1998 and $2.9 million in 1999.

The Company experiences peak selling periods, such as Easter (early spring), back-to-school (July to August), and Christmas (Thanksgiving to Christmas), with the Christmas selling season accounting for a significant portion of the full year sales (14% for fiscal year 1997). Sales for fiscal 1998 to date have fallen below the Company's business plan. If this sales trend continues through the remainder of 1998, it will have a material adverse effect on operating results.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The company's annual meeting of stockholders was held June 10, 1998. At the meeting, the stockholders:

(a) voted to elect 6 directors of the company. Each nominee for director was elected by a vote of the stockholders as follows:

                                     Votes Cast for        Votes Withheld
                                     --------------        --------------
        Jeffrey A. Cole                   8,288,472               101,054
        Jacob W. Doft                     8,286,005               103,521
        H. Michael Hecht                  8,290,872                98,654
        Lawrence E. Honig                 8,290,872                98,654
        Randolph I. Thornton, Jr.         8,290,872                98,654
        Stephen E. Watson                 8,290,872                98,654

(b) voted on a proposal to approve the Corporation's 1998 Equity Incentive Plan. The proposal was approved by a vote of the stockholders as follows:

        Votes cast for                    5,486,056
        Votes cast against                  212,446
        Abstentions                          83,976
        Broker non-votes                  2,607,048

(c) voted on a proposal to approve the Corporation's 1998 Deferred Stock Compensation Plan for Non-Employee Directors. The proposal was approved by a vote of the stockholders as follows:

        Votes cast for                    5,668,712
        Votes cast against                   29,629
        Abstentions                          84,137
        Broker non-votes                  2,607,048

(d) voted on a proposal to approve the Corporation's 1998 Restricted Stock Plan for Non-Employee Directors. The proposal was approved by a vote of the stockholders as follows:

        Votes cast for                    5,458,288
        Votes cast against                  239,848
        Abstentions                          84,342
        Broker non-votes                  2,607,048

Item 5 of part II is not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.
-----------

 2 Debtors' Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated June 30, 1997, as modified, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

3.1 Amended and Restated Certificate of Incorporation of the Company was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

3.2 Amended and Restated Bylaws of the Company were filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and are incorporated herein by reference.

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

4.3 Amendment No. 2 to Loan and Security Agreement, dated as of August 12, 1998, by and among the Company, Edison Brothers Apparel Stores, Inc. and Edison Puerto Rico Stores, Inc., as Borrowers, the Guarantors named therein, the financial institutions named therein as Lenders, Congress Financial Corporation, as Agent, and The CITGroup/Business Credit, Inc., as Co-Agent.

4.4 Indenture, dated as of September 26, 1997, between the Company and The Bank of New York, as Trustee, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

4.5 First Supplemental Trust Indenture, dated as of September 26, 1997, between the Company and The Bank of New York, as Trustee, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

4.6 Funding Escrow Agreement, dated as of September 26, 1997, among the Company, Edison Brothers Apparel Stores, Inc. and Mercantile Trust Company, N. A., as Escrow Agent, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

4.7 Registration Rights Agreement, dated as of September 26, 1997, between the Company and Swiss Bank Corporation was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

4.8 Warrant Agreement, dated as of September 26, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Warrant Agent, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and is incorporated herein by reference.

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

10.4 Edison Brothers Stores, Inc. 1998 Equity Incentive Plan was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 and is incorporated herein by reference.

10.5 Edison Brothers Stores, Inc. 1998 Deferred Stock Compensation Plan for Non-Employee Directors was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 and is incorporated herein by reference.

10.6 Edison Brothers Stores, Inc. 1998 Restricted Stock Plan for Non-Employee Directors was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 and is incorporated herein by reference.

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

10.9 Form of Employment Agreements entered into by the Company on September 4, 1997 with certain executive officers of the Company, and schedule of material differences, were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and are incorporated herein by reference.

10.10 Form of Employment Agreements entered into by the Company on September 4, 1997 with certain other executive officers of the Company, and schedule of material differences, were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 and are incorporated herein by reference.

10.11 Employment Agreement entered into by the Company on January 12, 1998 with Lawrence E. Honig, Chairman, President and Chief Executive Officer of the Company was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and is incorporated herein by reference.

10.12 Separation Agreement and General Release, dated June 9, 1998, between the Company and Michael J. Fine, former President of the Company's Footwear Group.

27                    Financial Data Schedule

(b) There were no reports filed on Form 8-K during the 13 weeks ended August 1, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              EDISON BROTHERS STORES, INC.

DATE:  September 10, 1998


                              /s/ John F. Burtelow
                              ------------------------------------------
                              By  John F. Burtelow
                              Executive Vice President, Chief
                              Administrative Officer and Chief Financial Officer