Form 10-Q
period 1998-10-31
EDISON BROTHERS STORES INC
filed 1998-12-10
CIK 31575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       October 31, 1998
                                -------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                      -----    -----
                          Commission file number 1-1394
                                                 ------
                          Edison Brothers Stores, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               43-0254900
            ---------------------                     -------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

           501 N. Broadway, St. Louis, Missouri           63102
           ----------------------------------------------------
       (Address of principal executive offices)        (Zip Code)

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

                    Common Stock, $.01 par value - 9,855,495
                    ----------------------------------------

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                             Page No.
                                                                                             --------
Part I.  Financial Information

       Condensed Consolidated Balance Sheets as of
        October 31, 1998 and January 31, 1998                                                    1


       Condensed Consolidated Statements of Operations for the 13 weeks ended
        October 31, 1998, the 4 weeks ended
        November 1, 1997 and the 9 weeks ended October 4, 1997                                   2


       Condensed Consolidated Statements of Operations for the 39 weeks ended
        October 31, 1998, the 4 weeks ended
        November 1, 1997 and the 35 weeks ended October 4, 1997                                  3


      Condensed Consolidated Statements of Cash Flows for the 39 weeks ended
        October 31, 1998, the 4 weeks ended
        November 1, 1997 and the 35 weeks ended October 4, 1997                                  4


        Notes to Condensed Consolidated Financial Statements                                     5


        Management's Discussion and Analysis of Operating Results
            and Financial Condition                                                             10

Part II.  Other Information                                                                     15

Signatures                                                                                      17


                          PART I FINANCIAL INFORMATION
                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)

                                ASSETS
                                                                                October 31, 1998     January 31, 1998
---------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                          $     11.9          $      58.2
  Merchandise inventories                                                                 216.8                167.9
  Other current assets                                                                     23.0                 28.1
---------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                             251.7                254.2

Property and equipment, net of accumulated depreciation and
   amortization of $31.0 and $9.4.                                                        115.8                121.1
Reorganization value in excess of identifiable assets, net of
   accumulated amortization of $3.2 and $1.0.                                              26.2                 28.4
Other assets                                                                               35.3                 39.3
---------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                               $     429.0          $     443.0
---------------------------------------------------------------------------------------------------------------------

         LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                              $     81.6          $      ----
  Merchandise accounts payable                                                             37.1                 43.2
  Expense accounts payable                                                                 21.0                 29.3
  Other current liabilities                                                                47.1                 72.8
---------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                        186.8                145.3

Long-term debt                                                                            127.1                127.7
Post-retirement and other employee benefits                                                45.8                 46.7
Other liabilities                                                                           2.8                  1.6
---------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                362.5                321.3
---------------------------------------------------------------------------------------------------------------------

Common stockholders' equity:
  Common stock                                                                              0.1                  0.1
  Capital in excess of par value                                                          130.5                130.5
  Common stock warrants                                                                     7.0                  7.0
  Accumulated deficit                                                                     (70.6)               (15.4)
  Foreign currency translation adjustment                                                  (0.5)                (0.5)
---------------------------------------------------------------------------------------------------------------------
         Total Common Stockholders' Equity                                                 66.5                121.7
---------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                           $    429.0          $     443.0
---------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)




                                                                As Reorganized                      Pre-Confirmation
                                                  --------------------------------------------------------------------
                                                         13 Weeks Ended         4 Weeks Ended          9 Weeks Ended
                                                       October 31, 1998      November 1, 1997        October 4, 1997
----------------------------------------------------------------------------------------------------------------------
NET RETAIL SALES                                             $    212.3             $    62.7             $    153.2
----------------------------------------------------------------------------------------------------------------------

Cost of goods sold, occupancy, and
   buying expenses                                                158.1                  48.7                  111.7
Store operating and administrative expenses                        58.2                  17.3                   45.7
Depreciation and amortization                                       8.5                   2.7                    5.2
Interest expense, net                                               5.3                   1.0                    2.8
Restructuring and reorganization expenses                          ----                  ----                   26.5
Impairment of long-lived assets                                    ----                  ----                    2.5
Other operating expenses                                           ----                  (0.3)                  (0.1)
----------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                           230.1                  69.4                  194.3
----------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
    AND THE EFFECTS OF FRESH START ADJUSTMENTS                    (17.8)                 (6.7)                 (41.1)
Income tax provision (benefit)                                      0.0                   0.1                    0.1
----------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM AND THE
    EFFECTS OF FRESH START ADJUSTMENTS                            (17.8)                 (6.8)                 (41.2)
----------------------------------------------------------------------------------------------------------------------
Extraordinary item:  Gain on debt discharge                        ----                  ----                    8.3
----------------------------------------------------------------------------------------------------------------------
Fresh start adjustments                                            ----                  ----                    2.9
----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                    $    (17.8)    $             (6.8)            $    (30.0)
----------------------------------------------------------------------------------------------------------------------

NET LOSS PER BASIC AND DILUTED SHARE                        $    (1.73)             $   (0.67)
----------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED AVERAGE SHARES OUTSTANDING
(IN THOUSANDS)                                                   10,296                10,225
----------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)




                                                                As Reorganized                       Pre-Confirmation
                                                  --------------------------------------------------------------------
                                                         39 Weeks Ended          4 Weeks Ended         35 Weeks Ended
                                                       October 31, 1998       November 1, 1997        October 4, 1997
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
NET RETAIL SALES                                              $   623.4              $    62.7              $   613.8
----------------------------------------------------------------------------------------------------------------------

Cost of goods sold, occupancy, and
   buying expenses                                                464.0                   48.7                  435.2
Store operating and administrative expenses                       174.2                   17.3                  174.5
Depreciation and amortization                                      26.2                    2.7                   20.5
Interest expense, net                                              13.1                    1.0                    4.3
Restructuring and reorganization expenses                          ----                   ----                   44.7
Pension settlement gain                                            ----                   ----                  (15.8)
Impairment of long-lived assets                                    ----                   ----                    2.5
Other operating expenses                                            0.7                   (0.3)                   5.7
---------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                           678.2                   69.4                  671.6
---------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
    AND THE EFFECTS OF FRESH START ADJUSTMENTS                    (54.8)                  (6.7)                 (57.8)
Income tax provision (benefit)                                      0.2                    0.1                    0.3
---------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM AND THE
    EFFECTS OF FRESH START ADJUSTMENTS                            (55.0)                  (6.8)                 (58.1)
---------------------------------------------------------------------------------------------------------------------
Extraordinary item:  Gain on debt discharge                        ----                   ----                    8.3
---------------------------------------------------------------------------------------------------------------------
Fresh start adjustments                                            ----                   ----                    2.9
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                                      $   (55.0)             $    (6.8)             $   (46.9)
---------------------------------------------------------------------------------------------------------------------

NET LOSS PER BASIC AND DILUTED SHARE                          $   (5.36)             $   (0.67)
----------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED AVERAGE SHARES OUTSTANDING
(IN THOUSANDS)                                                   10,254                 10,225
----------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)




                                                                As Reorganized                      Pre-Confirmation
                                                  --------------------------------------------------------------------
                                                         39 Weeks Ended         4 Weeks Ended         35 Weeks Ended
                                                       October 31, 1998      November 1, 1997        October 4, 1997
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                  $      (55.0)          $      (6.8)           $     (46.9)
 Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
 Depreciation and amortization                                     26.2                   2.7                   20.5
 Pension settlement gain                                           ----                  ----                  (15.8)
 Extraordinary gain on debt discharge                              ----                  ----                   (8.3)
 Fresh start accounting adjustment                                 ----                  ----                   (2.9)
 Working capital changes                                          (85.9)                (12.5)                   9.3
 Other                                                              3.5                   0.4                    6.4
----------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING ACTIVITIES                              (111.2)                (16.2)                 (37.7)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (19.0)                 (5.2)                 (27.2)
  Decrease in investments                                          ----                  ----                   78.5
  Other                                                             0.4                   0.2                    2.6
----------------------------------------------------------------------------------------------------------------------
         TOTAL INVESTING ACTIVITIES                               (18.6)                 (5.0)                  53.9
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                81.6                  11.6                   ----
  Payments on liabilities subject to compromise                    ----                  (2.0)                 (96.9)
  Decrease (increase) in senior-note interest escrow                5.3                  ----                  (17.6)
  Other                                                            (3.4)                 (0.1)                  (2.3)
----------------------------------------------------------------------------------------------------------------------
         TOTAL FINANCING ACTIVITIES                                83.5                   9.5                 (116.8)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                   ----                  ----                   ----
CASH USED                                                         (46.3)                (11.7)                (100.6)

Beginning Cash and Cash Equivalents                                58.2                  25.0                  125.6
----------------------------------------------------------------------------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                            $      11.9            $     13.3             $     25.0
----------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                  EDISON BROTHERS STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in Millions)

NOTE 1:  GENERAL

The financial statements as of October 31, 1998 and November 1, 1997, of Edison Brothers Stores, Inc. (the "Company") are unaudited, and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, Notes to the Consolidated Financial Statements which are contained in the Company's 1997 Annual Report should be read in conjunction with these Financial Statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

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

Certain reclassifications, not affecting net income, have been made to the 1997 financial statements to conform to current year presentation.


NOTE 2:  OTHER CURRENT ASSETS

Components of other current assets include:

                                                                              As Reorganized
                                                                --------------------------------------------
                                                                 October 31, 1998          January 31, 1998
                                                                 ----------------          ----------------
Prepaid expenses                                                        $    14.2                 $    13.7
Senior note interest escrow                                                   5.9                      11.2
Other                                                                         2.9                       3.2
------------------------------------------------------------------------------------------------------------
         TOTAL                                                          $    23.0                 $    28.1
------------------------------------------------------------------------------------------------------------

NOTE 3:  OTHER ASSETS

Components of other assets include:

                                                                               As Reorganized
                                                                --------------------------------------------
                                                                 October 31, 1998          January 31, 1998
                                                                 ----------------          ----------------
Assets held for senior note interest escrow                             $     9.4                 $    10.3
Intangible assets, net of accumulated
  amortization of $2.6 and $1.0                                               2.4                       4.3
Prepaid pension expense                                                      18.1                      19.3
Other                                                                         5.4                       5.4
------------------------------------------------------------------------------------------------------------
         TOTAL                                                          $    35.3                 $    39.3
------------------------------------------------------------------------------------------------------------

NOTE 4:  OTHER CURRENT LIABILITIES

Components of other current liabilities include:

                                                                               As Reorganized
                                                               ---------------------------------------------
                                                                 October 31, 1998          January 31, 1998
                                                                 ----------------          ----------------
Assumed prepetition reclamation                                         $     1.2                 $     3.0
Accrued payroll and vacations                                                 9.0                      10.2
Other taxes                                                                  14.2                      28.2
Other                                                                        22.7                      31.4
------------------------------------------------------------------------------------------------------------
         TOTAL                                                          $    47.1                 $    72.8
------------------------------------------------------------------------------------------------------------



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

The Indenture limits, without prior consent, the incurrence of new indebtedness and liens, disposition of assets and the payment of dividends. As of October 31, 1998, the Company was in compliance with these covenants.

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

At the Company's option, the Company may borrow under the Credit Facility at the Prime Rate (as defined in the Credit Facility) plus .25%, or at the Eurodollar Rate (as defined in the Credit Facility) plus 2.5%. The borrowing rate as of October 31, 1998 was 8.0%.

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

The Credit Facility was amended on April 13, 1998. This amendment principally provided for a reduced minimum adjusted net worth covenant. The Credit Facility was subsequently amended on August 12, 1998. This amendment principally provided for a reduced minimum adjusted net worth covenant and increased letter of credit and borrowing fees.

As of October 31, 1998, $81.6 was outstanding under the Credit Facility. Outstanding letters of credit were $56.7 and available borrowings, before availability reserves established by the Agent, if any, under the Credit Facility, were $21.9.

NOTE 6:  RESTRUCTURING AND REORGANIZATION EXPENSES

In accordance with SOP 90-7, expenses resulting from the Chapter 11 reorganization are reported separately as restructuring and reorganization expenses in the condensed consolidated statements of operations. These amounts are summarized below.

                                                                    9 Weeks Ended            35 Weeks Ended
                                                                  October 4, 1997           October 4, 1997
                                                                  ---------------           ---------------
          Legal and consulting fees                                     $     6.1                 $    19.2
          Estimated costs of store closings                                   2.3                       5.6
          Payroll and related expenses                                       11.2                      15.8
          Interest income                                                    (1.4)                     (5.9)
          Relocation and other facility related
             expenses                                                         3.6                       4.2
          Other                                                               4.7                       5.8
          --------------------------------------------------------------------------------------------------
                   TOTAL                                                $    26.5                 $    44.7
          --------------------------------------------------------------------------------------------------


NOTE 7:  INCOME TAXES

The effective tax rates of 0.0% and 0.4% of the pre-tax losses for the 13 weeks and 39 weeks ended October 31, 1998, respectively, differ from the Company's customary relationship between the income tax benefit and pre-tax accounting loss. No tax benefit relative to current operating results has been recorded, since the Company has concluded that it likely will not be able to realize its deferred tax assets. The provision for the 39 weeks ended October 31, 1998 of $0.2 in the 1998 condensed consolidated statements of operations relates to state taxes and taxes on foreign operations of the Company.

The Company is currently undergoing an examination by the Internal Revenue Service ("IRS") of its income tax returns for 1992 through 1996. Also, the IRS has asserted deficiencies against the income tax returns of the Company for the tax years 1986 through 1991, which the Company is contesting. The Company has reached tentative agreement with the IRS on all of the issues involved in these examinations and believes that the ultimate resolution of these matters will not have a material adverse impact on its financial condition.


NOTE 8: EARNINGS (LOSS) PER SHARE

Net income (loss) per basic and diluted share is based on the weighted average common shares outstanding during each period. The Company reported a loss for the 13 weeks and 39 weeks ended October 31, 1998, and the 4 weeks ended November 1, 1997 and, therefore, shares issuable under stock option plans are antidilutive for those periods. Share and per share data are not presented for the period prior to October 4, 1997, the effective date of the Company's plan of reorganization, due to the general lack of comparability as a result of the revised capital structure of the Company.

NOTE 9: COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective February 1, 1998, the Company adopted SFAS No. 130. For the 13 weeks and 39 weeks ended October 31, 1998, total comprehensive loss was $17.9 and $55.0, respectively. For the 4 weeks ended November 1, 1997, total comprehensive loss was $6.9. Total comprehensive loss for the 9 weeks and 35 weeks ended October 4, 1997 was $30.0 and $47.3, respectively.


NOTE 10: NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which establishes reporting requirements related to a business' pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ending January 30, 1999.

In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ending January 30, 1999. The Company does not expect SFAS No. 131 to have a significant impact on its Consolidated Financial Statements and the related disclosures.

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

The following discussion compares the 13 week period ended October 31, 1998 to the 13 week period ended November 1, 1997. It does not distinguish between the 4 week period ended November 1, 1997 and the 9 week period ended October 4, 1997, as separate discussions of these periods are not meaningful in terms of their operating results or comparisons to the current year.



OPERATING RESULTS

Net sales for the 13 weeks and 39 weeks ended October 31, 1998 were $212.3 and $623.4 million, respectively, a decrease of 1.7% and 7.8% from the comparable periods of 1997. The decrease reflected a 6.2% decrease in the average number of stores in operation between the first 39 weeks of 1997 and first 39 weeks of 1998. Same-store sales increased 2.2% for the 13 week period and declined 2.7% for the 39 week period.

Cost of goods sold, including occupancy and buying expenses, was 74.5% and 74.4% of sales for the 13 and 39 weeks ended October 31, 1998, respectively, compared to 74.3% and 71.5% for the comparable periods in 1997. The increase in cost of goods sold, including occupancy and buying expenses, as a percentage of sales was primarily due to increased markdowns as a percentage of sales. The Company initiated an aggressive markdown program to clear older merchandise at the end of the first quarter of 1998.

Store operating and administrative expenses were 27.4% and 27.9% of sales for the 13 and 39 weeks ended October 31, 1998, compared to 29.2% and 28.4% for the comparable periods in 1997. These expenses decreased $4.8 million and $20.7 million for the 13 and 39 weeks ended October 31, 1998, respectively, compared to 1997. The Company has realized savings from the reorganization of field management as well as the centralization of the planning and allocation, merchandising support and marketing functions.

Depreciation and amortization expense increased $0.6 and $3.0 million between 1998 and 1997, for the 13 and 39 week periods, respectively. The increase resulted primarily from amortization of the reorganization value in excess of identifiable assets and favorable lease rights recorded upon the Company's adoption of Fresh Start Accounting and depreciation on the $41 million in capital expenditures incurred in 1997.

Restructuring and reorganization expenses of $44.7 million were incurred in the 39 week period of 1997 for early lease termination costs, write-offs of fixtures and equipment and discontinued operations, legal and consulting fees, severance payroll and related fringe benefits, and other bankruptcy related expenses, offset by interest income earned while the Company was in Chapter 11.


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's principal short-term cash needs are for inventory expenditures and the funding of operating losses prior to and after the Christmas selling season. The Company experiences a significant increase in sales during the Christmas selling season (Thanksgiving through Christmas). This selling season generally accounts for approximately 14% of annual sales. The Company funds short-term cash needs through a combination of cash flows provided by operations, normal trade credit arrangements and the Credit Facility. For the first nine months of 1998, cash used from operating activities was $111.2 million, primarily due to the net loss of $55.0 million and changes in working capital of $85.9 million, offset by depreciation and amortization of $26.2 million. The working capital changes were primarily the result of increased inventory levels for the Christmas selling season and the payment of taxes attributable to the termination of the pension plan in accordance with the Plan.

The Company has a credit facility totaling $200 million subject to certain limitations on the value of inventory (as defined in the Credit Facility) with a sublimit of $150 million for the issuance of letters of credit. See Note 5 of the Notes to Condensed Consolidated Financial Statements. At October 31, 1998, the Company had outstanding borrowings of $81.6 million under the Credit Facility and outstanding letters of credit of $56.7 million. As of October 31, 1998, the Company had $21.9 million available for additional borrowings under the Credit Facility.

As a result of higher than expected operating losses, the Company had to amend the minimum net worth covenant under the Credit Facility in April 1998 and again in August 1998. As of October 31, 1998, the Company's net worth, as defined, was $11.7 million in excess of the minimum requirement.

As a result of 1998 operating losses and a diminishing amount of availability under the Credit Facility, the Company has experienced shortened trade credit terms with certain vendors and has had to issue domestic letters of credit to procure certain merchandise ($9.4 million outstanding domestic letters of credit as of October 31,1998). The Company's continuation as a going concern will depend on, to varying degrees, the following factors:

1. Significant improvement in the profitability of operations.

2. No significant further shortening or restriction of trade credit.

3. Securing additional sources of liquidity or financing, such as an increase in the advance rate under the Credit Facility.

The Company is currently in the process of implementing significant expense reduction programs and has hired an advisor to help it to procure additional external financing. There can be no assurance that these efforts will be successful.

Capital Expenditures

Capital expenditures totaled $19.0 million for the first 39 weeks of 1998 compared to $32.4 million in the first 39 weeks of 1997. These expenditures primarily related to the remodeling of certain stores and costs incurred in connection with implementing new information systems.

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


Financing Activities


Cash flows from financing activities in the first 39 weeks of 1998 consisted primarily of borrowings under the Credit Facility less an interest payment on the Senior Notes. In 1997, the Company used cash to fund financing needs, primarily for the $96.9 paid to creditors pursuant to the Plan and the $17.6 deposited in the senior note interest escrow.


YEAR 2000

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

The Company's State of Readiness

In 1997 we established a comprehensive plan of action designed to achieve Year 2000 compliance. The project includes (1) information technology ("IT") and (2) non-IT or embedded technology systems. The project is divided into five phases: awareness, assessment, remediation, testing and implementation. We have essentially completed the awareness and assessment phases for both elements, and are currently at different points in the remediation, testing and implementation phases for each of the elements. We are using both internal and external resources to implement our plan.

For our information systems, we have assessed both existing and newly implemented hardware and applications (software and operating systems), and have substantially finalized plans to address all assessed risks. Approximately 80 percent of our hardware is Year 2000 compliant, and the remainder is currently in the remediation phase. Approximately 60 percent of our applications are compliant, with 40 percent in the testing phase. We anticipate completion of the testing phase for our software by early 1999 and we intend to extensively test our key operating systems through simulation of the year 2000.

We began addressing non-IT systems, or embedded technology/infrastructure, risks at our stores, distribution centers and headquarters facilities during 1998. Approximately 20 percent of our non-IT systems are Year 2000 compliant and the remainder are currently in the remediation phase. Testing and implementation are approximately 10 percent complete and we anticipate substantial completion by early 1999.

In addition, we have identified our key business partners, including merchandise suppliers, and will continue to assess their readiness throughout 1999 and mitigate the risk to us if they are not prepared for the year 2000.

Costs

The Company estimates that expenses associated with achieving Year 2000 compliance will be $7.0 million in 1998 and $2.0 million in 1999. Additionally, an undetermined amount of the Company's IT payroll costs are being spent on the testing and remediation phases of the project. The Company is also replacing the three Warehouse Management Systems it uses in each of its distribution centers with one new system. The cost of this replacement, which includes certain new material handling equipment, will amount to approximately $10 million.

Risks

Like most large companies, the Company is dependent upon its own internal computer systems and upon timely performance by its business partners. A large-scale Year 2000 failure could, among other things, impair the Company's ability to timely receive and deliver merchandise to stores, resulting in lost sales opportunities and additional expenses. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company's Year 2000 program seeks to identify and minimize these risks and includes testing of its systems and purchased hardware and software, to ensure, to the extent feasible, that all such systems will function before and after the Year 2000. The Company will continually refine its understanding of the risks the Year 2000 poses to its significant business partners based upon information obtained through surveys and interviews. That refinement will continue throughout 1998 and 1999.

Contingency Plans

To date, the Company has not established a contingency plan for possible Year 2000 issues. The level of planning required will be a function of the risks ascertained through all of the earlier Year 2000 efforts. The Company anticipates starting this contingency planning, if needed, in Spring 1999 and continuing such planning during the remainder of fiscal 1999.


OTHER MATTERS

The Company has identified 62 stores which will close during the fourth quarter of 1998. These stores are primarily either unprofitable or Oaktree stores (a format the Company is phasing out) which cannot be converted to other Edison formats. The Company expects to record a fourth quarter charge of approximately $1.2 million for the associated severance costs, fixed asset write-offs and other closing costs.

The Company has decided to offer for sale its Repp by Mail mens catalog operation. Sales for the catalog were $14.7 million in 1997 and $14.8 million in the first 39 weeks of 1998.

This Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "will," "could" and similar expressions are intended to identify certain forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the risks described above and such other risks as are described in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements.

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

 4.3 Amendment No. 2 to Loan and Security Agreement, dated as of August 12, 1998, by and among the Company, Edison Brothers Apparel Stores, Inc. and Edison Puerto Rico Stores, Inc., as

                      Borrowers, the Guarantors named therein, the financial institutions named therein as Lenders, Congress Financial Corporation, as Agent, and The CITGroup/Business Credit, Inc., as Co-Agent, was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 and is incorporated herein by reference.

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


 27                   Financial Data Schedule

 (b) There were no reports filed on Form 8-K during the 13 weeks ended October 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EDISON BROTHERS STORES, INC.

DATE:  December 10, 1998


                              /s/ John F. Burtelow
                              ----------------------------------------------
                              By John F. Burtelow
                              Executive Vice President, Chief Administrative Officer and Chief Financial Officer